Form 10-Q
period 2017-09-30
STRONG SOLUTIONS INC.
filed 2017-11-07
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

2/13 Korolenko Str, Kharkov, Ukraine

(Address of principal executive offices)

011+380-993-87-5414

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2017, there were 5,000,000 shares of common stock, par value $0.001 per share outstanding.

1

STRONG SOLUTIONS, INC.
BALANCE SHEETS
SEPTEMBER 30,2017, DECEMBER 31,2016

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,523	$8,679
Accounts Receivable	$0	$12,300
Total Current Assets	$20,523	$20,979
TOTAL ASSETS	$20,523	$20,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Equipment Rent	$1,550	$1,100
Accrued Office Rent	$9,900	$7,200
Accrued Shareholder Salary	$110,000	$80,000
Non-current Liabilities	$—	$—
Total Liabilities	$121,450	$88,300

Stockholders' Equity
Common stock, $0.0001 par value; 75,000,000 shares authorized 5,000,000 shares issued and outstanding respectively	$500	$500
Additional paid in capital	$9,500	$9,500
Accumulated deficit	$(110,927)	$(77,321)
Total Stockholders' Equity	$(100,927)	$(67,321)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,523	$20,979

The accompanying notes are an integral part of these condensed financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Commissions revenue	$3,110	$3,210	$8,325	$8,680

Operating expenses:
General and administration expense	$5,054	$6	$8,781	$803
Equipment rental, office rent and salary expense	$11,050	$11,050	$33,150	$33,150
Total operating expenses	$16,104	$11,056	$41,931	$33,953

Net income (loss) from operations before income taxes	$(12,994)	$(7,846)	$(33,606)	$(25,273)

Income tax	$0	$0	$0	$0

Net income (loss)	$(12,994)	$(7,846)	$(33,606)	$(25,273)

Profit (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weights average of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30,2016

	For the nine months ended September 30, 2017	For the nine months Ended September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(33,606)	$(25,273)
Add/deduct items not affecting cash:
(Increase)/Decrease in Accounts Receivable	$12,300	$(8,680)
Increase/(Decrease) in Accounts Payable	$33,150	$28,220
Net cash used in operating activities	$11,844	$(5,733)
Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
Net change in cash	$11,844	$(5,733)
Cash, beginning of the period	$8,679	$14,412
Cash, end of the period	$20,523	$8,679

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 18, 2014 for engagement in business of real estate management, maintenance and rehabilitation and construction equipment rental in Eastern Europe, and specifically in Ukraine. The Company provides this service for companies and for individuals outside of the United States of America.

As a development-stage enterprise, the Company had limited operating revenues through September 30,2017. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $20,523 as of September 30, 2017 and net loss from operation of $33,606. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 1,2017, our first time submitting form 10 we could have raised doubts about getting the earned revenue from our partners because more than 90 days have passed. For now, this risk no more exists because we received all earned revenue and continue get it every month. Our long business relation with our partners from 2014, contracts with them, discussion of plans for joint work all of this reduces our doubts and risks ability to continue as a going concern. Our principal condition is good and we are able to fulfill our obligations.

The other side there are some subjective reasons such as: only one employee who may fall ill or change his mind to perform his duties and continue as a going concern. It can be a risk in our business.

Based on the above we don’t know about others events that raised substantial doubt about our ability to continue as a going concern. We believe if we are able to increase the company staff we completely eliminate the risk of business dependence from one director.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Accounts receivable

As of September 30,2017, accounts receivable was paid.

Revenue recognition

The Company considered recognizes our revenue on the accrual basis, revenue is recognized when earned, before cash is received.

Revenues are reported on the income statement when the services have been performed. The rent agreement confirmed, the price is fixed or readily determinable, and collectability is done. Revenues are recognized when the risks and rewards of ownership have passed to the customer, based on the terms of sale. We considered net revenue as a principal. Our revenue includes the net amounts that come from Client for the Property Management and rent service.

Some of our transactions falls into gross and some transactions going to net categories.

Certain revenues from our service are based on a net reporting because they meet the criteria for net reporting method pursuant to ASC 605-45 (Principal Agent Considerations).

We recognized income from Protel Management as a net because:

The Company does not get payments directly from buyers or tenant. The Company received commission from real estate owners or their representatives who hired the Company as an agent. The Company is not a contract party between landlord and tenant.

The Company involved in the communication between them as an agent. Therefore, we determined this indicator to result in revenue reported on a net basis.

We recognized income from firm Marcus as a gross because:

1.	We are primarily responsible for fulfilling the promise to provide the specified equipment or service.
2.	We receive the gross amount of renting price from our client.
3.	We have the discretion in establishing the prices for the construction equipment or service.

Cash equivalents

The Company considers all highly liquid instruments and tries to work in cash equivalent segment. The Company’s funds are deposited in insured institutions.

Income Taxes

We are subject to income taxes in the U.S. February 8, 2017 USA and Ukraine signed an Intergovernmental Agreement (IGA) to implement provisions of the Foreign Account Tax Compliance Act (FATCA) and to promote transparency between the two nations on tax matters.

 We don' not pay income tax in Ukraine and we don’t have any current income tax obligations.

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method.

The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE 4 – COMMON STOCK ISSUED AND OUTSTANDING

The company authorized 75,000,000 Common shares $0.0001 par value.

The Company issued and outstanding 5,000,000 common stocks for $10,000.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at September 30, 2017 were within FDIC insured limits.

Concentration of revenues.

Since the Company have only two clients from which we receive the income our revenues concentrate from particular clients Protel Management and firm Marcus. It shows our vulnerability from them and in present time we can't diversify in order to mitigate the risks. We can have the potential for serious impact that can result from a complete or partial loss of business from our clients and as a consequence of the change in income.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents company and provide the service on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus and also, he devotes significant time servicing to Protel Management. We do not have an employment agreement with Mr. Guzii. From inception by now he didn’t receive any compensation for his time and service but we expect to pay him an annual salary of $40,000 when we have funding or revenues available for that purpose.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on September 18, 2014 through September 30, 2017, the Company issued 5,000,000 shares of common stock to the Company’s founder. Also, we use our director Mr. Guzii construction equipment to make our business with firm Marcus. We didn’t put this equipment on the balance sheet since it is not our property.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

NOTE 11 –RESTATEMENT OF FINANCIAL STATEMENT

The Company has restated its financial statements for the years ended December 31, 2015, 2016 and June 30,2017 to reflect appropriate accrued expenses related to our business. For the three months ended September 30,2017 we didn’t restate our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the nine months ended September 30, 2017, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Strong Solutions, Inc. a Nevada Corporation unless the context otherwise indicates.

Forward-Looking Statements

Our Form 10 contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act. Unless the context is otherwise, we use words such as “anticipate”, “assumption”, ” believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward–looking statements. Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward–looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward–looking statements. It is important to note that our actual results may differ materially from those anticipated in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this registration statement.

There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on our beliefs and on various factors and using numerous assumptions using information available at the time we make these statements. Forward-looking statements are neither predictions nor guaranties of future events or circumstances, and the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. You have no assurance the factors and assumptions we have used as a basis for forward–looking statements will prove to be materially accurate when the events they anticipate actually occur in the future; and, you should not place undue reliance on any such forward–looking statements. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this registration statement.

Business Overview

Mr. Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in Ukraine. At the date of this registration statement, we have one client (Protel Management) for whom we provide property management service for real estate located in Kharkov, Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income of the past three years. It has been the source of all the revenue we have received since inception.

Also, we will offer rehabilitation of properties with equipment rental services useful in appropriate maintenance and repair. We are committed to expanding the scope of services offered, while ensuring that we can support client relationships with best-in-class service. For Protel Management, we provide real estate management in Ukraine.

The services we provide include identifying suitable opportunities for future real estate development and construction, oversight of development and construction of real estate managed by Protel Management, and the management of residential and commercial real estate, represented by Protel Management to consumers residing in and outside of Ukraine.

Since our inception we have engaged in the following significant operating activities:

Company set up:

a.	Incorporate company in state of Nevada
b.	Set up main executive office in Ukraine
c.	Open up bank account for the company

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director Commenced significant other operational activities, such as:

a.	Have researched and identified potential new clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have obtained a written agreement for our services with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Price for our service is 5.5% commission from gross revenue that Protel received from the tenants. Below we provide 9 months -to-9 months comparisons:

For 9 months of 2016	$5,030
For 9 months of 2017	$4,825

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received around $500 a month form firm Marcus as a payment for this construction equipment. We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide 9 months -to-9 months comparisons:

For 9 months of 2016	$3,650
For 9 months of 2017	$3,500

We are not the owner of this equipment. Our director Mr.Guzii  rented  it to us for $50 a month without ownership and does not require a return in the near future. For the repair of the construction equipment or technical maintenance the company pay for that from out of profits.

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We don’t have any fixed assets on our balance therefore capital expenditures as of the end of the latest quarter not exist.

Results of Operations for the three months period ended September 30,2017 and nine months ended September 30, 2017 and 2016.

For the three months period ended September 30,2017 we generated $3,110 in revenues. We generated $1,610 from Protel Management and $1,500 from firm Marcus. Our cash balance was $20,523.

For the three months period ended September 30,2017 we had $16,104 company expenses consist of $5,054 general and administration expense and $11,050 include accrued amount for equipment rental, office rent and salary for shareholder. Our loss from operations was $12,994.

For the nine months period ended September 30,2017 we generated $8,325 in revenues and our cash balance was $20,523.

For the nine months period ended September 30,2016 we generated $8,680 in revenues and our cash balance was $8,679.

For the nine months period ended September 30,2017 we had $41,931 company expenses consist of $8,781 general and administration expense and $33,150 include accrued amount for equipment rental, office rent and salary for shareholder. Our loss from operations was $33,606.

For the nine months period ended September 30,2016 we had $33,953 company expenses consist of general and administration expense $803 and $33,150 accrued amount for equipment rental, office rent and salary for shareholder. Our loss from operations was $25,273.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our plan of operations in the next twelve months, we need to raise $50,000 in addition to the costs of becoming a reporting company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate.

We are a development stage company and have generated $8,325 in revenue for the nine months period ended September 30,2017. $4,825 we generated from Protel Management. Our revenue for the nine months period ended September 30,2016 was $8,680 including $5,030 was generated pursuant to our agreement with Protel Management. Pursuant to our agreement with Protel Management, we provide real estate management in Ukraine. The services we provide include identifying suitable opportunities for future real estate development and construction by Protel Management and oversight of planned development and construction of real estate managed by Protel Management, and the management of completed residential real estate represented by Protel Management to consumers residing in and outside of Ukraine. Protel Management and we are unrelated entities.

For the nine months period ended September 30,2017 we generated $3,500 in revenue pursuant to our agreement with firm Marcus in which we agreed to provide the company with construction equipment for rent. For the nine months period ended September 30,2016 we generated $3,650 also from firm Marcus.

At the present time, we have not made any arrangements to raise additional cash. If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

During start up period, our operations will be limited due to the limited amount of funds on hand. Our specific goal is to profitably market and rent our construction equipment and sell related property management and property rehabilitation services.

Liquidity and Capital Resources at September 30, 2017

Cash	$20,523
Accounts Receivable	$0
Total stockholders’ equity	$(100,927)

Going Concern Consideration

Our auditor has indicated in our report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Liquidity and Capital Resources

As of September 30, 2017, and September 30, 2016, we had cash of $20,523 and $8,679 respectively. Cash provided by operating activities for the nine month periods ending September 30, 2017 and September 30, 2016.

Off Balance Sheet Arrangements

We use our director Mr.Guzii construction equipment to make our business with firm Marcus. We didn’t put this equipment on the balance sheet since it is not our property.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

An Emerging Growth company, as defined on form 10 is not required to provide the information required by this item.

An emerging growth company is also exempt from Section 404(b) of the Sarbanes-Oxley Act which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefit of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We would cease to be an emerging growth company upon the earliest of:

•	the first fiscal year after our annual gross revenues are $1 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities;

•	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Item 4. Controls and Procedures

Laws and regulations use controls, disclosure obligations and other restrictions that affect to the property management development. Such laws and regulations tend to discourage rent and leasing activities. Transactions in which we are involved may be delayed or abandoned as a result of these restrictions.

In Ukraine, there is no one statute that governs a foreign entity conducting business within the country. Even though we are headquartered and operate in Ukraine, the laws applicable to us as a Nevada USA corporation include requirements that (a) we take out liability insurance on behalf of any full-time employees and (b) we maintain adequate books and records and periodic financial statements. We are also subject to various consumer protection laws that prohibit the use of fraudulent or deceptive practices.

We are implementing procedures to control advertising and promotions. These procedures are necessary to assure our proper representation and include review of all advertising material and restrictions on how our clients and others can advertise using our brand.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

Item 1A. Risk Factors

Because we are classified as an Emerging Growth Company under the federal securities laws, we are not required to include risk factors in this 10Q report. The risk factors included in our form10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell unregistered securities during the quarter ending September 30,2017

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending September 30, 2017, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strong Solutions Inc.

November 7, 2017	By:	/s/ Andrii Guzii
	Name:	Andrii Guzii
	Title:	President, CEO

