Form 10-K
period 2017-12-31
STRONG SOLUTIONS INC.
filed 2018-02-08
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

2/13 Korolenko Str, Kharkov, Ukraine 61000

(Address of principal executive offices)

011+380-993-87-5414

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2017 was $12,930 based upon the price ($0.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 1, 2018, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

1

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “will continue”, “will result” , “would “intends,” “plans,” “believes,” “seeks” and “estimates”, predicts,” “potential,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements. This discussion represents the best present assessment from our Management. All forward-looking statements speak only as of the date of this Transition Report or, in the case of any documents incorporated by reference in this Transition Report, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

Item 1. Business

Overview of Our Business

Strong Solutions Inc. (referred to in this Report as “Strong Solutions,” the “Company,” “we”, “our”, or “us”) is a real estate property management company, also make construction equipment rental business in Eastern Europe, and specifically in Ukraine.

At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Kharkov, Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income of the past three years. It has been the source of all the revenue we have received since inception.

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

 For firm Marcus in which we agreed to provide the construction equipment for rent. This equipment includes: Scaffoldings and Rafters for outside and inside work.

When the height of rooms or buildings does not allow to use of stairs or ladders and the use of a crane is not cost-effective in this case our equipment is in demand. When building not high walls the scaffoldings also demand.

Also, we will offer rehabilitation of properties with equipment rental services useful in appropriate maintenance and repair. We consider perspective business development direction in rehabilitation property services because the infrastructure across Ukraine is being adversely impacted by the conflict with neighboring Russia, thus requiring high quality, cost efficient solutions to make such properties usable again. Our potential customers can be the owners of such real estate objects.

We are going to hire new employees, who live directly in the places where the most damage occurred for real estate to implement this perspective development.

Revenues

We bill our services per contract on an individual-property basis.

Marketing Program

The primary objective of our marketing program is providing property management and maintenance, rehabilitation as well as construction equipment rental. We plan to accomplish our business objectives through a multi-faceted marketing program consisting of the following elements:

•	Face to face meetings and calls;

•	advertising;

•	Links to web source.

We have designed our public relations program to gain more customers, increase visibility, and heighten awareness of us and our services and capabilities. We will use national and regional business and vertical-industry press to carry out our public relations program. The goals of our public relations program are:

•	Clearly establish us as a provider of property management and rental equipment services;

•	Differentiate us and our services from competitors;

•	Create a greater awareness with potential clients and partners;

•	Identify us as strong, trusted, and progressive through our partnerships and services.

 Industry Background

The property management service in Ukraine develops and grows. We believe the market for our property management and, as well as our construction equipment rental initially consists of small individual building owners who lack the time or proficiency to manage their own properties in a profitable manner or adequately repair damaged properties. Kharkov, along with Kiev, Dnepropetrovsk, Odessa and multiple other cities offer pockets of dense population and areas where we believe building owners will benefit from our services.

Advertising

Our advertising campaigns will generally focus on web, presentations, meetings, calls and leads. We have identified these forms of advertising as being the most effective means for reaching potential clients in our target markets. We also use the website www.arendasklad.biz as a means of advertising and as an electronic brochure for generating sales leads and increasing market awareness. We do not manage the properties pictured on our web site, which are examples of the types of properties we expect to manage in the future and are provided for marketing purposes. We will also consider other means of advertising.

We are implementing procedures to control advertising and promotions. These procedures are necessary to assure our proper representation and include review of all advertising material and restrictions on how our clients and others can advertise using our brand.

Business Strategy

We intend to provide property management, maintenance, rehabilitation to meet our clients’ needs. Our strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a large, robust property management firm. We have adopted a multi-step growth plan:

•	Offering property management services for both commercial and residential spaces. The infrastructure across Ukraine is being adversely impacted by the conflict with neighboring Russia, thus requiring high quality, cost efficient solutions to make such properties usable again.

•	Offering construction equipment rental for those properties that already have their own maintenance teams but don’t own their own equipment outright. The inventory of equipment that we will hold for rental will also be available for use with our property rehabilitation and property management services.

•	We are first offering our services in Kharkov, and plan to expand our reach on a city-by-city basis, expanding geographically to meet the demand for property management and as well as property rehabilitation and construction equipment rental.

•	We seek to be a ‘one-stop shop’ for the building owners. Additionally, for those building owners who either cannot afford a full-time property manager, or have so few properties that they prefer to manage themselves, we offer property management and rehabilitation services to help those building owners make the most of their time and extract the most value from their property.

Pricing

Costs associated with the customer acquisition, retention, overhead and management and continued servicing are budgeted individually for each project. Contingencies are allowed for as deemed necessary. Then our pricing will be reviewed based on competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services. We are of the opinion that the pricing of our services will represent a savings to the customer and yet provide us a better-than-market sales price.

Sales Objectives

We are introducing our services to the marketplace, which we believe will benefit us because of the opportunities that are presented due to the current political and military situation in Ukraine. Our sales strategy looks to convert sales in the following ways, depending on the perceived needs of individual building owners:

Sales Process 1: Construction equipment rental

Sales Process 2: Upsell to property rehabilitation

Sales Process 3: Property rehabilitation

Sales Process 4: Post rehabilitation property management

Sales Process 5: Post rehabilitation property management consulting

Sales Process 6: Property management

Sales Process 7: Property management consulting

Sales Process 8: Upsell to property rehabilitation or construction equipment rental.

Also, we intend to introduce our products and services for existing and new clients to capture revenue streams from new clients as well as utilizing existing relationships, and obtain new revenues as the market matures. We believe our path to revenue and growth will be through acquiring clients:

•	from organizations with which our management has existing relationships;

•	from competitors by demonstrating superior, quality, and reliability at a lower cost;

•	by implementation of our marketing plan.

The foregoing does not include all of the ways we expect to convert leads to sales.

Strategic Partners and Alliances

We expect to leverage sales and delivery alliances with companies whose capabilities complement our own, either by enhancing our services, or by helping extend offerings to new geographies. By combining alliance partners’ products and services with our capabilities and expertise, we intend to create innovative, high-value business solutions for our clients. Some alliances will be specifically aligned with our offerings, thereby adding skills, technology and insights that are applicable across the real estate and construction industries. Currently, we do not have any strategic partners or alliances.

Governmental Regulation

Laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations, and other restrictions that affect the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities. Transactions in which we are involved may be delayed or abandoned as a result of these restrictions.

In Ukraine, legislation is not good developed that governs a foreign entity conducting business within the country. Even though we are headquartered and operate in Ukraine, the laws applicable to us as a Nevada USA corporation include requirements that (a) we take out liability insurance on behalf of any full-time employees and (b) we maintain adequate books and records and periodic financial statements. We are also subject to various consumer protection laws that prohibit the use of fraudulent or deceptive practices.

Competition

The property management, property rehabilitation and construction equipment rental businesses are competitive and have relatively low barriers to entry. We compete locally, and expect to eventually compete on a countrywide basis, with a variety of primarily local companies that offer similar services. Based on our review of advertisements, we believe the majority of these companies engage in real estate sales and offer property management services, but not property rehabilitation construction equipment rental and some are affiliated with the owners or operators of properties where they provide their services. Many of our competitors have had many more years of business experience, may have proprietary processes and have greater financial and personnel resources including marketing and sales organizations, and may provide their services at lower rates. We do not believe any one company holds a dominant share of the local or countrywide market on which we are focused.

Employees

Mr. Guzii is our only employee at the date of this registration statement. We do not have an employment agreement with Mr. Guzii. He devoted his time and efforts as needed when operations and funding are available. We anticipate hiring additional employees in a future on a commission basis only. We will hire necessary personnel based as needed only on a per contract basis to be compensated directly from revenues. Mr. Guzii will work on a fulltime basis once we have enough revenue to sustain his full-time employment. At the present time, he is spending whatever time is necessary, to further develop our business.

Item 1A. Risk Factors

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before investing in any of our common stock.

Dependence Upon Current Clients

We have only two current clients from which we generate income and in case one of them leaves we are at risk of declining incomes. If both leave and we do not find new clients our business will stop.

Small revenue

We have not yet generated significant revenues. The revenues we have generated from operations makes it difficult for you to evaluate our future business and make decisions based on those estimates of our future performance. In 2017, we have generated revenues of $11,415. For now, it is difficult to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable and incur losses, which may result in a decline in our stock price.

Substantial doubt about our ability to continue as a going concern

Our auditor has indicated in our report that our lack of revenues raises substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue or secure financing - we may be required to cease or curtail our operations.

The competition

We face intense competition in our industry, and as we attempt to increase operations, we will face increasing competition from domestic companies. The property management and maintenance market is highly competitive, with participants ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. As such, our services will face strong competition. We will compete primarily on the basis of service offering availability, customer service and price. In addition, the current political landscape and military activity in Ukraine present a situation in which the infrastructure across a large part of the country will face the threat of partial damage or total destruction. While Strong Solutions is headquartered in Ukraine, companies from neighboring countries operating in the same industry as ours may try to expand their businesses to include Ukraine, further increasing competition. Moreover, other companies with similar business models may be started in Ukraine with the aim to offer their services to building owners who have been affected by the current situation in the country. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

Loss of litigation

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us.

The fluctuations in market prices and demand for our services

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our services. In addition, the demand for property management services, construction equipment rental, and property rehabilitation services could decline, whether because of supply or for any other reason, including other similar services considered to be superior by end users. A decrease in the selling price received for real estate, or a decline in demand for real estate after we commence operations could have a material adverse effect on our business, results of operations and financial condition.

Seasonality

Our revenues from rental construction equipment is subject to seasonality. We expect our revenues and operating income in the second and third calendar quarters to be generally higher than in the first and fourth calendar quarters due to seasonal fluctuations, which are generally consistent with the industry.

Potential Lack of Space to Lease

A significant portion of our property management business may involve facilitating the lease of commercial property including retail, industrial, and office space. The development of new retail, industrial, and office space in Ukraine has been limited. As a consequence, in certain areas of the country, there is beginning to be inadequate office, industrial and retail space to meet demand which may have an adverse impact on our operating results.

Dependence from our founder

Our founder and Chief Executive Officer Mr. Guzii is responsible for our operations and reporting.

The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements.

Our business and results of operations depend from Mr.Guzii. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.

Dependence from building owners and construction companies

If building owners or construction companies who use our construction equipment do not renew the services agreements, our business would be adversely affected.

Risks Related to our Potential Future Operations in Ukraine

We could be adversely affected by the current political landscape in Ukraine. Due to the ongoing inside conflict with some other Ukraine regions which supports by Russia, and the sanctions imposed on them, some resources may not be available in Ukraine for extend periods of time. Russia supplies natural gas and petrol for Ukraine, and without access to these resources for extended periods of time, our ability to operate may be severely hindered.

We expect that a significant amount of our business for the foreseeable future will focus on properties located in Ukraine. The following risks could affect our business after we commence planned harmed and thus harm potential future revenues.

•	Level of government involvement in the economy;

•	Control of foreign exchange rate;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

We do not yet have substantial assets or revenues

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources. To date, we have funded our operations from revenue received from our two clients, but it’s not enough to be profitable. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may for us to cease operations if additional financing is not available. No known alternative sources of funds are available to us.

Risk to serve process and enforce judgments against our director and executive officer in Ukraine

Our Chief Executive Officer, Andrii Guzii is not a resident of the United States, and substantially all of our assets and the assets of these persons may be located outside the United States. Therefore, it may be difficult to effect service of process within the United States on us or any of our executive officers or directors who are non-residents of the United States and/or bring an original action in an Ukrainian court against us or against any of our executive officers or directors to enforce liabilities based upon the United States federal securities laws. It may further be difficult to enforce court judgments obtained in the United States, including those predicated upon the civil liability provisions of the United States federal securities laws, against us or against any of our executive officers or directors that are non-residents of the United States. Ukrainian courts may refuse to hear a claim based on a violation of U.S. securities laws because Ukraine is not the most appropriate country in which to bring such a claim.

Item 1B. Unresolved Staff Comments

None.

We have effective our Registration Statement Form 10-12G on September 30, 2017. (Registration No. 000-55819) Also, October 27, 2017 we received letter from SEC about completed review of our Registration Statement.

Item 2. Properties

Our 400-square foot corporate office is located at 2/13 Korolenko Str. Kharkov, Ukraine. These offices are provided by Mr. Guzii, our sole director and chief executive officer. We pay Mr. Guzii rent at $900 per quarter for this office.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and to our knowledge none is threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31,2017, we had 31 non-affiliated shareholders in our record held 1,293,000 common shares. Action Stock Transfer Corporation is our transfer agent.

Located at: 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Phone # (801) 274-1088

Holders

As of December 31, 2017, there were 36,293,000 shares of the Company’s common stock.

35,000,000 were held by our founder Mr.Guzii and 1,293,000 were held by 31 non-affiliated shareholders.

 Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

In the 4th quarter 2017 we sold 1,293,000 shares of our common stock at the price of $0.01 per share to 31(thirty-one) non- affiliated shareholders for an aggregate sale price of $12,930. Also 30,000,000 shares were repayment of accrued salary and compensation to our founder Mr. Guzii.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Annual Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of uncertainties and risk factors.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.

Overview:

Since our inception we have engaged in the following significant operating activities:

Company set up:

a.	Incorporate company in state of Nevada.
b.	Set up main executive office in Ukraine.
c.	Open up bank account for the company.

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director Commenced significant other operational activities, such as:

a.	Have researched and identified potential new clients.
b.	Have arranged for and met with various potential clients.
c.	Have drafted and began production of various marketing materials.

As of the date of this form, we have obtained a written agreement for our services with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Price for our service is 5.5% commission from gross revenue that Protel received from the tenants. Below we provide comparisons for 2016 and 2017.

In 2016	$7,300
In 2017	$6,415

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received around $500 a month form firm Marcus as a payment for this construction equipment. We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide comparisons for 2016 and 2017.

In 2016	$5,000
In 2017	$5,000

We are not the owner of this equipment. Our director Mr.Guzii rented it to us for $50 a month without ownership and does not require a return in the near future. For the repair of the construction equipment or technical maintenance the company pay for that from out of profits. Expenses related to the construction equipment’s were properly place to the financial statement.

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We don’t have any fixed assets on our balance therefore capital expenditures as of the end of the latest fiscal period not exist.

Results of Operations for the Year ended December 31, 2017 and December 31, 2016

As indicated in the Financial Statements included in this Report as of December 31, 2017 we generated $11,415 in revenues and $12,300 during the year ended December 31, 2016. In 2017, we generated $6,415 from Protel management and $5,000 from firm Marcus. In 2016, we generated $7,300 from Protel management and $5,000 from firm Marcus.

Operating expenses during the year ended December 31, 2017 were $326,348 consisting of general and administration expenses, equipment rental, office rent, salary expense and stock compensation expense. Operating expenses during the year ended December 31, 2016, were $45,003 which was general and administrative expense. Also, these expenses include equipment rental, office rent and salary expense. Our revenue in 2017 from Protel management was decreased on $885 in compare with 2016 and we had same revenue from firm Marcus in 2017 as in 2016.

We didn’t use legal and audit services for our business in 2016, therefore our expenses were lower than in 2017. As a result, our general and administration expenses in 2017 were higher on $11,345 than in 2016. Since we use accrual method for count our expenses for equipment rental, office rent and salary for our founder we have the same number $44,200 in 2017 and 2016 respectively. Stock Compensation Expense in 2017 was $270,000 and “0” in 2016.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. We may have utilize funds from Andrii Guzii our Chief Executive Officer, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Guzii however, has no binding contractual arrangement or legal obligation to advance or loan funds to the company on the basis of this verbal agreement. In order to implement our plan of operations in the next twelve months, we need to raise $50,000 in addition to the costs of becoming a reporting company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate.

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

The following table presents and compares our results of our operations for the 12 months 2017 and 12 months 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$11,415	$12,300
Total operating expenses	$326,348	$45,003
(Loss)	$(314,933)	$(32,703)
Weighted average of shares outstanding	5,051,732	5,000,000

Assuming we obtain sufficient funding to complete our management programs, we intend to buy software for marketing, real estate management, bookkeeping and operations and integrate them together. We intend to employ and train our staff with the latest available real estate management/operations criteria in order to provide an integrated streamlined service to our clients.

If we are unable to raise sufficient equity funds or obtain alternate financing, we may never complete development and become profitable. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. We do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of December 31, 2017 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2017, we continue to use our director’s Mr.Guzii construction equipment with $50 fee monthly obligations to make our business with firm Marcus. We didn’t put this equipment on the balance sheet since it is not our property. We paid Mr. Guzii $1,700 full compensation for it use. It is importance to us show this off-balance sheet arrangements in respect of our liquidity, capital resources and other benefits. The amounts of revenues, expenses and cash flows arising from use this construction equipment were properly placed on the balance sheet. We don’t know any event, demand, commitment, or uncertainty that will result in the termination, or material reduction of our availability to have access to use this equipment. Also, here is no material benefits personally for Mr. Guzii take back or limit our access to use his equipment. In the event if Mr. Guzii decided give away his construction equipment we will be classify it as Fixed Assets / Equates and indicate this equipment on our balance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

An "emerging growth company “is not required to provide the information required by this item.

Item 8. Financial Statements

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of December 31, 2017 and December 31, 2016	F-2
Statements of Operations for the year ended December 31, 2017 and December 31, 2016	F-3
Statements of Stockholders’ Equity for the year ended December 31, 2016 and December 31, 2017	F-4
Statements of Cash Flows for year ended December 31, 2017 and December 31, 2016	F-5
Notes Financial Statements	F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Strong Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strong Solutions, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

February 8, 2018

STRONG SOLUTIONS, INC.
BALANCE SHEETS (AUDITED)
DECEMBER 31, 2017, DECEMBER 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$20,676	$8,679
Accounts Receivable	$0	$12,300
Total Current Assets	$20,676	$20,979
TOTAL ASSETS	$20,676	$20,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Equipment Rent	$0	$1,100
Accrued Office Rent	0	$7,200
Accrued Shareholder Salary	$90,000	$80,000
Total Liabilities	$90,000	$88,300

Stockholders' Equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 36,293,000 shares and 5,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	$3,629	$500
Additional paid in capital	$319,301	$9,500
Accumulated deficit	(392,254)	$(77,321)
Total Stockholders' Equity	$(69,324)	$(67,321)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,676	$20,979

The Accompanying Notes are an Integral Part of These Financial Statements

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS (AUDITED)
YEAR ENDED DECEMBER 31, 2017
YEAR ENDED DECEMBER 31, 2016

	For the year ended December 31, 2017	For the year ended December 31, 2016
Commissions revenue	$11,415	$12,300

Operating expenses:
General and administration expense	$12,148	$803
Equipment rental, office rent and salary expense	$44,200	$44,200
Stock Compensation Expense	$270,000	$0
Total operating expenses	$326,348	$45,003

Net (loss) from operations before income taxes	$(314,933)	$(32,703)
Income tax	0	0
Net income (loss)	$(314,933)	$(32,703)
Profit (Loss) per common share	$(0.06)	$(0.01)
Weighted average of shares outstanding	5,051,732	5,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

STRONG SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (AUDITED)
ON DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Common Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	5,000,000	$500	$9,500	$(44,618)	$(34,618)
Net profit (loss) for year 2016	—	—	—	$(32,703)	$(32,703)
Balance, December 31, 2016	5,000,000	$500	$9,500	$(77,321)	$(67,321)
Stocks for Cash	1,293,000	$129	$12,801	—	$12,930
Stocks for repayment of accrued salary and compensation	30,000,000	$3,000	$297,000	—	$300,000
Net (loss) for the Year 2017	—	—	—	$(314,933)	$(314,933)
Balance December 31, 2017	36,293,000	$3,629	$319,301	$(392,254)	$(69,324)

The Accompanying Notes are an Integral Part of These Financial Statements

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (AUDITED)
YEAR ENDED DECEMBER 31, 2017
YEAR ENDED DECEMBER 31, 2016

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$(314,933)	$(32,703)
Adjustments to Reconcile Net Income (Loss)
Stock Compensation Expense	$270,000	$0
Change in Operating Assets and Liabilities :
Decrease in Accrued Salary	$30,000	$0
(Increase)/Decrease in Accounts Receivable	$12,300	$(12,300)
Increase/(Decrease) in Accounts Payable	$1,700	$39,270
Net cash used in operating activities	$(993)	$(5,733)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$12,930	$0
Net cash provided by financing activities	$12,930	$0

Net change in cash	$11,997	$(5,733)
Cash, beginning of the period	$8,679	$14,412
Cash, end of the period	$20,676	$8,679
Income taxes paid	$0	$0

Supplemental information
Cash paid for interest	$0	$0
Cash paid for taxes	$0	$0

The Accompanying Notes are an Integral Part of These Financial Statements

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014 for engagement in business of real estate management, maintenance and rehabilitation and construction equipment rental in Eastern Europe, and specifically in Ukraine. The Company provides this service for companies and for individuals outside of the United States of America.

As a development-stage enterprise, the Company had limited operating revenues through December 31, 2017. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $20,676 as of December 31, 2017 and net loss from operation of $314,933. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For present time we don’t have any current income tax obligations.

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

End of December 2016 the Company had issued and outstanding 5,000,000 common stocks.

End of December 2017 the Company had issued and outstanding 31,293,000 common stocks.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

30,000,000 shares were issued to our founder Mr.Guzii of repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at $0.01 per share.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at December 31, 2017 were within FDIC insured limits.

Concentration of revenues.

Since the Company has only two clients from which we receive the income our revenues concentrate from particular clients. From Protel Management 56% and from firm Marcus 44%. It shows our vulnerability from them and in present time we can't diversify in order to mitigate the risks. We can have the potential for serious impact that can result from a complete or partial loss of business from our clients and as a consequence of the change in income.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus. We booked expense for equipment rental from this related party of $600 and $600 respectively in fiscal year 2017 and 2016.

Also, he devotes significant time servicing to Protel Management. We do not have an employment agreement with Mr. Guzii. From inception by now he did receive accrued salary. In 2017 he received 30,000,000 Stock for Repayment to $30,000 accrued salary and stock compensation, valued as $270,000 based on 0.01 per share valuation which was derived from the last sale of stock to non-related parties.

We use our director Mr. Guzii construction equipment to make our business with firm Marcus. We paid him a rent fee $50 a month.We didn’t put this equipment on the balance sheet since it is not our property, but we count rental expense on our books. Also, we rent office from Mr. Guzii. Our annual rental payment for 2017 was $3,600 and for 2016 was $3,600 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through December 31, 2017, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer. Based upon that evaluation, our company’s principal executive officer concluded that as of December 31, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”).

Based on the criteria established by COSO, management (with the participation of the CEO identified the following material weaknesses as of December 31, 2017:

We noted the following deficiencies that we believe to be material weaknesses:

1.	Lack of segregation of duties. The Company has only one shareholder and management which is the same person.
2.	The personnel responsible for the preparation of the financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with financial reporting requirement.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

Item 9B Other Information

There are no further disclosures.

22

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our stockholders elect our board of directors annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our board of directors elect our executive officers annually. Our directors and executive officers are as follows:

Name	Age	Position	Beginning Date
Andrii Guzii	37	Chief Executive Officer, Chief Financial Officer and Director	Inception

Mr. Guzii served as Director of Contact Center, a call center started by Mr. Guzii, in Ukraine from January 2014 to April 2014. Mr. Guzii started the company, developed a business plan, and optimized operations. From June 2008 to January 2011, he was a branch manager of Ukrgastech LLC, where he oversaw management of twelve employees and communicated with government authorities regarding approval of construction contracts. Prior to becoming branch manager, Mr. Guzii was head of the production department at Ukrgastech, working in contract procurement and preparation of financial plans. We believe his experience in establishing and guiding development stage companies, along with his experience in the construction make Mr. Guzii a suitable director and executive officer. In 2003, Mr. Guzii received his Master of Law degree from Kharkov Law National University.

Conflicts of Interest

The Company does not currently foresee any conflict of interest.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in 2017 concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Since inception, we have not paid salary to Mr. Guzii in his capacity of sole director and our only executive officer. We expect to pay him an annual salary of $40,000 when we have funding or revenues available for that purpose. We do not have an employment agreement with Mr. Guzii. In 4th quarter we issued 30,000,000 shares to Mr.Guzii as for repayment to accrued salary and stock compensation for 2016 and 2017.

Accrued annual salary for 2016 $40,000.

Accrued annual salary for 2017 $40,000.

We added $10,000 to our balance sheet as accrued shareholder salary and $30,000 we consider as a partial payment for his 30,000,000 stock and rest $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

Summary Compensation

As of December 31, 2017, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

23

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of the date of this annual report, the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors and executive officers as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

Name	Number of Shares of Common stock	Percentage
Andrii Guzii	35,000,000	96.5%
Mr. Guzii’s address is our address.
All executive officers and directors as a group [1 persons]	35,000,000	96.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Guzii is our controlling shareholder. He represents the company and provides services on our behalf to our clients firm Marcus and Protel Management. We do not have an employment agreement with Mr. Guzii. From inception by now he didn’t receive accrued salary that indicated in our books. In 2017 he received 30,000,000 Stock for Repayment to $30,000 accrued salary and stock compensation, valued as $270,000, based on 0.01 per share valuation which was derived from the last sale of stock to non-related parties.

We rent office from Mr. Guzii. Our annual rental of $3,600 for the offices under the verbal agreement. In 2017, we paid him $10,800 to cover our obligation.

Also, we use our director Mr. Guzii construction equipment to make our business with firm Marcus. We paid him a rent fee $50 a month.

We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

We paid to our auditor BF Borgers CPA PC, for professional services rendered for the audit of our financial statements in 2016 $4,000 and in 2017 $4,200. During 2017 no other fees were billed or incurred for services by our auditor other than the fees noted above.

24

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strong Solutions Inc.

February 8, 2018	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Strong Solutions Inc.

February 8, 2018	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO

26