Form 10-Q
period 2018-03-31
STRONG SOLUTIONS INC.
filed 2018-04-20
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐  No ☒

As of March 31, 2018, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

1

STRONG SOLUTIONS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017(AUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,937	$20,676
Total Current Assets	16,937	20,676
Total Assets	$16,937	$20,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability
Accrued Shareholder Salary	$100,000	$90,000
Non-current Liabilities	—	—
Total Liabilities	$100,000	$90,000
COMMITMENTS AND CONTINGENCIES (NOTE 7)
Common stock, $0.0001 par value; 75,000,000 shares authorized 36,293,000 shares and 36,293,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively.	$3,629	$3,629
Additional paid in capital	$319,301	$319,301
Accumulated deficit	$(405,993)	$(392,254)
Total stockholders' equity	$(83,063)	$(69,324)
Total Liabilities and Stockholders' Equity	$16,937	$20,676

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Commissions revenue	$2,115	$2,160

Operating expenses:
General and administration expense	$4,904	0
Equipment rental,office rent and salary expense	$10,950	$11,050
Total operating expenses	$15,854	$11,050

Net (loss) from operations before income taxes	$(13,739)	$(8,890)

Income tax	$0	$0
Net income (loss)	$(13,739)	$(8,890)

Profit (Loss) per common share	$(0.00)	$(0.00)

Weights average of shares outstanding	36,293,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash flows from operating activities:

Net income (loss)	$(13,739)	$(8,890)

Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable		$(2,160)
Increase/(Decrease) in Accounts Payable	$10,000	$11,050
Net cash used in operating activities	$(3,739)	$0

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

Net change in cash	$(3,739)	$0
Cash, beginning of the period	$20,676	$8,679
Cash, end of the period	$16,937	$8,679

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014 for engagement in business of real estate management, maintenance and rehabilitation and construction equipment rental in Ukraine. The Company provides this service for companies and for individuals outside of the United States of America.

As a development-stage enterprise, the Company had limited operating revenues through March 31, 2018. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $16,937 as of March 31, 2018 and net loss from operation of $13,739. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain revenues from our service are based on a net reporting because they meet the criteria for net reporting method pursuant to ASC 606 (Principal Agent Considerations).

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

For the period from January 1, 2018 to March 31, 2018 there were no changes in common stock.

End of December 31, 2017 the Company had issued and outstanding 36,293,000 common stocks.

End of March 31, 2018 the Company had issued and outstanding 36,293,000 common stocks.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at March 31, 2018 were within FDIC insured limits.

Concentration of revenues.

The Company has only two clients from which we receive the income: Protel Management and firm Marcus. It shows our vulnerability from them and in present time we can't diversify in order to mitigate the risks. We can have the potential for serious impact that can result from a complete or partial loss of business from our clients and as a consequence of the change in income.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus. We paid him a rent fee $50 per month. We booked expense $50 for equipment rental from this related party for March 2018. Due to bad weather conditions in winter time, we did not use his equipment in January and February 2018. In January and February 2017, we also didn’t use his construction equipment but accrued rent $50 in a month. Now, Mr.Guzii decided more logical and fair not charge company for these first two months of the year ,when the equipment was not in demand.

We didn’t put this equipment on the balance sheet since it is not our property, but we count rental expense on our books. Also, we rent office from Mr. Guzii. Our quarterly rental payment was $900.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on 18, 2014 through March 31, 2018, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer. Based upon that evaluation, our company’s principal executive officer concluded that as of March 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”).

Based on the criteria established by COSO, management (with the participation of the CEO identified the following material weaknesses as of March 31, 2018:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over this financial reporting that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

Item 9B Other Information

There are no further disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Business Overview

Mr. Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in Ukraine. At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Kharkov, Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income in this quarter. It has been the source of all the revenue we have received.

We are committed to expanding the scope of services offered. We will offer rehabilitation of properties with equipment rental services useful in appropriate maintenance and repair. For Protel Management, we provide real estate management in Ukraine.

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

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director Commenced significant other operational activities, such as:

a.	Have researched and identified potential new clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Price for our service is 5.5% commission from gross revenue that Protel received from the tenants. Below we provide 3 months -to-3 months comparisons:

For the 1st quarter of 2017	$1,660
For the 1st quarter of 2018	$1,615

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $500 in March form firm Marcus as a payment for this construction equipment. In January and February equipment wasn’t demand.

We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide 9 months -to-9 months comparisons:

For the 1st quarter of 2017	$500
For the 1st quarter of 2018	$500

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

Results of Operations for the three months period ended March 31, 2018 and for the three months period ended March 31, 2017

For the three months period ended March 31, 2018 we generated $2,115 in revenues. We generated $1,615 from Protel Management and $500 from firm Marcus. Our cash balance was $16,937.

For the three months period ended March 31, 2018 we had $15,854 company expenses consist of $4,904 general and administration expense and $10,950 include $10,000 accrued amount salary for shareholder and $950 payment for equipment rental and office rent. Our loss from operations was $13,739.

For the three months period ended March 31, 2017 we generated $2,160 in revenues and our cash balance was $8,679.

For the three months period ended March 31, 2017 we had $11,050 company expenses consist of accrued amount for equipment rental, office rent and salary for shareholder. Our loss from operations was $8,890.

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

Liquidity and Capital Resources at March 31, 2018

Cash	$16,937
Total stockholders’ equity	$(83,063)

Going Concern Consideration

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Liquidity and Capital Resources

As of March 31, 2018, and March 31, 2017, we had cash of $16,937 and $8,679 respectively. Cash provided by operating activities for the three months periods ended March 31, 2018 and March 31, 2017.

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

In Ukraine, legislation is not developed that governs a foreign entity conducting business within the country. Even though we are headquartered and operate in Ukraine, the laws applicable to us as a Nevada USA corporation include requirements that (a) we take out liability insurance on behalf of any full-time employees and (b) we maintain adequate books and records and periodic financial statements. We are also subject to various consumer protection laws that prohibit the use of fraudulent or deceptive practices.

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

Item 1A. Risk Factors

Because we are classified as an Emerging Growth Company under the federal securities laws, we are not required to include risk factors in this 10Q report. The risk factors included in our form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell unregistered securities during the quarter ended March 31, 2018

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31, 2018, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strong Solutions, Inc.

April 20, 2018	By:	/s/ Andrii Guzii
Andrii Guzii
President, CEO

