Form 10-Q
period 2018-06-30
STRONG SOLUTIONS INC.
filed 2018-07-27
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of July 27, 2018, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

PAGE
PART I
Item 1. Financial Statements
Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3
Statements of Operations for the three months ended June 30, 2018 and June 30, 2017 (Unaudited) and for the six months ended June 30, 2018 and June 30, 2017 (Unaudited)	4
Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	15
Signatures	16

STRONG SOLUTIONS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2018(UNAUDITED) AND DECEMBER 31, 2017(AUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	16,138	$20,676
Total Current Assets	$16,138	$20,676
Total Assets	$16,138	$20,676

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability
Accrued Shareholder Salary	$104,499	$90,000
Total Liabilities	104,499	90,000

Stockholders’ Equity
Common stock, $0.0001 par value; 75,000,000 shares authorized 36,293,000 and 36,293,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	$3,629	$3,629
Additional paid in capital	$319,301	$319,301
Accumulated deficit	$(411,291)	$(392,254)
Total stockholders' equity	$(88,361)	$(69,324)
Total Liabilities and Stockholders' Equity	$16,138	$20,676

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017(Unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Commissions revenue	$3,150	$3,055	$5,265	$5,215
Operating expenses:
General and administration expense	$3,348	$3,727	$8,252	$3,727
Equipment rental, office rent and salary expense	$5,100	$11,050	$16,050	$22,100
Total operating expenses	$8,448	$14,777	$24,302	$25,827

Net (loss) from operations before income taxes	$(5,298)	$(11,722)	$(19,037)	$(20,612)
Income tax	$0	$0	$0	$0
Net income (loss)	$(5,298)	$(11,722)	$(19,037)	$(20,612)
Profit (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weights average of shares outstanding	36,293,000	5,000,000	36,293,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash flows from operating activities:

Net income (loss)	$(19,037)	$(20,612)
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		$(5,215)
Increase/(Decrease) in Accounts Payable	$14,500	22,100
Net cash used in operating activities	$(4,537)	$(3,727)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

Net change in cash	$(4,537)	$(3,727)
Cash, beginning of the period	$20,676	$8,679
Cash, end of the period	$16,138	$4,952

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014 for engagement in business of real estate management, maintenance and rehabilitation and construction equipment rental in Ukraine. The Company provides this service for companies and for individuals outside of the United States of America.

As a development-stage enterprise, the Company had limited operating revenues through June 30, 2018. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $16,138 as of June 30, 2018 and net loss from operation of $19,037 for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period from January 1, 2018 to June 30, 2018 there were no changes in common stock.

12/31/2017 the Company had issued and outstanding 36,293,000 common stocks.

06/30/2018 the Company had issued and outstanding 36,293,000 common stocks.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at June 30, 2018 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus. We paid him a rent fee $50 per month. We booked expense $150 for equipment rental from this related party for the three months ended June 30, 2018.

We didn’t put this equipment on the balance sheet since it is not our property, but we count rental expense on our books. Also, we rent office from Mr. Guzii. Our quarterly office rental payment was decreased from $900 to $450 due to reduction in demand for the office rental in Ukraine. Andrii Guzii, decided to reduce rental office fees from April 1, 2018.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on 18, 2014 through June 30, 2018, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer. Based upon that evaluation, our company’s principal executive officer concluded that as of June 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”).

Based on the criteria established by COSO, management (with the participation of the CEO identified the following material weaknesses as of June 30, 2018:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended June 30, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

a.	Have researched and identified potential new clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Price for our service is 5.5% commission from gross revenue that Protel received from the tenants. Below we provide 6 months -to-6 months comparisons:

For the 6 months of 2017	$3,215
For the 6 months of 2018	$3,265

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $500 in March form firm Marcus as a payment for this construction equipment. In January and February equipment wasn’t demand.

We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide 6 months -to-6 months comparisons:

For the 6 months of 2017	$2,000
For the 6 months of 2018	$2,000

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

Results of Operations for the three months period ended June 30, 2018 and for the three months period ended June 30, 2017

For the three months period ended June 30, 2018 we generated $3,150 in revenues. We generated $1,650 from Protel Management and $1,500 from firm Marcus. Our cash balance was $16,138.

For the three months period ended June 30, 2018 we had $8,448 company expenses consist of $3,348 general and administration expense and $5,100 include $4,500 accrued amount salary for shareholder and $600 payment for equipment rental and office rent. Our loss from operations was $5,298.

For the three months period ended June 30, 2017 we generated $3,055 in revenues and our cash balance was $4,952.

For the three months period ended June 30, 2017 we had $14,777 company expenses consist  of general and administration expense $3,727 and accrued amount for equipment rental, office rent and salary for shareholder. Our loss from operations was $11,722.

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

Liquidity and Capital Resources at June 30, 2018

Cash	$16,138
Total stockholders’ equity	$(88,361)

Going Concern Consideration

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Liquidity and Capital Resources

As of June 30, 2018, and December 31, 2017, we had cash of $16,138 and $20,676 respectively.

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

We did not sell unregistered securities during the quarter ended June 30,2018

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended June 30,2018, there were no purchases of equity securities by us or affiliated purchasers.

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

Strong Solutions Inc.

Date: July 27, 2018	By:	/s/ Andrii Guzii
Andrii Guzii
President, CEO

