Form 10-Q
period 2018-09-30
STRONG SOLUTIONS INC.
filed 2018-10-19
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐  No ☒

As of October 19, 2018, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

PART I	Page
Item 1. Financial Statements
Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3
Statements of Operations for the three months ended September 30, 2018 and September 30, 2017 (Unaudited) and for the nine months ended September 30, 2018 and September 30, 2017 (Unaudited)	4
Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II
Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	16
Signatures	17

STRONG SOLUTIONS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2018(UNAUDITED) AND DECEMBER 31, 2017(AUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	16,022	$20,676
Total Current Assets	$16,022	$20,676
Total Assets	$16,022	$20,676

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability
Accrued Shareholder Salary	$109,000	$90,000
Total Liabilities	109,000	90,000
Stockholders’ Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized 36,293,000 and 36,293,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	$3,629	$3,629
Additional paid in capital	$319,301	$319,301
Accumulated deficit	$(415,907)	$(392,254
Total stockholders' equity	$(92,977)	$(69,324)
Total Liabilities and Stockholders' Equity	$16,022	$20,676

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017(Unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Commissions revenue	$3,130	$3,110	$8,395	$8,325
Operating expenses:
General and administration expense	$2,646	$5,054	$10,898	$8,781
Equipment rental, office rent and salary expense	$5,100	$11,050	$21,150	$33,150
Total operating expenses	$7,746	$16,104	$32,048	$41,931

Net (loss) from operations before income taxes	$(4,616)	$(12,994)	$(23,653)	$(33,606)
Income tax	$0	$0	$0	$0
Net income (loss)	$(4,616)	$(12,994)	$(23,653)	$(33,606)
Profit (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weights average of shares outstanding	36,293,000	5,000,000	36,293,000	5,000,000

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash flows from operating activities:

Net income (loss)	$(23,653)	$(33,606)
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		$12,300
Increase/(Decrease) in Accounts Payable	$19,000	33,150
Net cash used in operating activities	$(4,653)	$11,844

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

Net change in cash	$(4,653)	$11,844
Cash, beginning of the period	$20,676	$8,679
Cash, end of the period	$16,022	$20,523

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

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

As a development-stage enterprise, the Company had limited operating revenues through September 30, 2018. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $16,022 as of September 30, 2018 and net loss from operation of $23,653 for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period from January 1, 2018 to September 30, 2018 there were no changes in common stock.

12/31/2017 the Company had issued and outstanding 36,293,000 common stocks.

09/30/2018 the Company had issued and outstanding 36,293,000 common stocks.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at September 30, 2018 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus. We paid him a rent fee $50 per month. We booked expense $150 for equipment rental from this related party for the three months ended September 30, 2018 and we count rental expense on our books.

Also, we rent office from Mr. Guzii. We paid him the office rent fee $150 per month.

We booked expense $450 for office rent from this related party for the three months ended September 30, 2018 and we count rental expense on our books.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through September 30, 2018, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

In connection with this report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer. Based upon that evaluation, our company’s principal executive officer concluded that as of September 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”).

Based on the criteria established by COSO, management (with the participation of the CEO identified the following material weaknesses as of September 30, 2018:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended September 30, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Strong Solutions, Inc. a Nevada Corporation unless the context otherwise indicates .

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

Business Overview

Mr. Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in Ukraine. At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income in this quarter. It has been the source of our revenue.

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

a.	Have researched and identified potential new clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide 9 months -to-9 months comparisons:

For the 9 months of 2017 $4,825

For the 9 months of 2018 $4,895

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $1,500 in this quarter from firm Marcus as a payment for this construction equipment.

We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide 9 months -to-9 months comparisons:

For the 9 months of 2017 $3,500 For the 9 months of 2018 $3,500

Our director Mr. Guzii owner of this equipment and rented it to us for $50 a month. For the repair of the construction equipment or technical maintenance the company pay for that from out of profits.

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We don’t have the fixed assets on our balance therefore capital expenditures as of the end of the latest quarter not exist.

Results of Operations for the three months period ended September 30, 2018 and for the three months period ended September 30, 2017

For the three months period ended September30, 2018 we generated $3,130 in revenues. We generated $1,630 from Protel Management and $1,500 from firm Marcus. Our cash balance was $16,022.

For the three months period ended September 30, 2018 we had $7,746 company expenses consist of $2,646 general and administration expense and $5,100 include $4,500 accrued amount salary for shareholder and $600 payment for equipment rental and office rent. Our loss from operations was $4,616.

For the three months period ended September 30, 2017 we generated $3,110 in revenues and our cash balance was $8,679. For the three months period ended September 30, 2017 we had $16,104 company expenses consist of general and administration expense $5,054 and accrued amount for equipment rental, office rent and salary for shareholder $11,050. Our loss from operations was $12,994.

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

Liquidity and Capital Resources at September 30, 2018

Cash	$16,022
Total stockholders’ equity	$(92,977)

Going Concern Consideration

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, we had cash of $16,022 and $20,676 respectively.

Off Balance Sheet Arrangements

None

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

We did not sell unregistered securities during the quarter ended September 30,2018

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2018, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strong Solutions Inc.

October 19, 2018	/s/ Andrii Guzii
President, CEO

