Form 10-K
period 2018-12-31
STRONG SOLUTIONS INC.
filed 2019-02-19
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2018 was $12,930 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 1, 2019, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

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

For firm Marcus we agreed to provide the construction equipment for rent. This equipment includes: Scaffoldings and Rafters for outside and inside work.

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

Marketing Program

The primary objective of our marketing program is providing property management and maintenance, rehabilitation as well as construction equipment rental. We plan to accomplish our business objectives through a multi-faceted marketing program consisting of the following elements:

•	Face to face meetings and calls;

•	Advertising;

•	Links to web source: http://arendasklad.biz

We have designed our public relations program to gain more customers, increase visibility, and heighten awareness of us and our services and capabilities. We will use regional business press to carry out our public relations program. The goals of our public relations program are:

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

Small revenue

We have not yet generated significant revenues. The revenues we have generated from operations makes it difficult for you to evaluate our future business and make decisions based on those estimates of our future performance. In 2018, we have generated revenues of $11,576. For now, it is difficult to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable and incur losses, which may result in a decline in our stock price.

Substantial doubt about our ability to continue as a going concern

Our auditor has indicated in our report that our lack of revenues raises substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue or secure financing - we may be required to cease or curtail our operations.

The competition

We face intense competition in our industry, and as we attempt to increase operations, we will face increasing competition from domestic companies. The property management and maintenance market are highly competitive, with participants ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. As such, our services will face strong competition. We will compete primarily on the basis of service offering availability, customer service and price. In addition, the current political landscape and military activity in Ukraine present a situation in which the infrastructure across a large part of the country will face the threat of partial damage or total destruction. While Strong Solutions is headquartered in Ukraine, companies from neighboring countries operating in the same industry as ours may try to expand their businesses to include Ukraine, further increasing competition. Moreover, other companies with similar business models may be started in Ukraine with the aim to offer their services to building owners who have been affected by the current situation in the country. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

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

The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements.

Our business and results of operations depend from Mr.Guzii. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.

Dependence from company who use our construction equipment

If company who use our construction equipment do not renew the services agreements, our business would be adversely affected.

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

Item 2. Properties

Our 400-square foot corporate office is located at 2/13 Korolenko Str. Kharkov, Ukraine. These offices are provided by Mr. Guzii, our sole director and chief executive officer. We pay Mr. Guzii rent at $450 per quarter for this office.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and to our knowledge none is threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31,2018, we had 31 non-affiliated shareholders in our record held 1,293,000 common shares. Action Stock Transfer Corporation is our transfer agent.

Located at: 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Phone # (801) 274-1088

Holders

As of December 31, 2018, there were 36,293,000 shares of the Company’s common stock.

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

None

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

a.   Have researched and identified potential new clients

b.   Have arranged for and met with various potential clients

c.   Have drafted and began production of various marketing materials

As of the date of this form, we have obtained a written agreement for our services with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide comparisons for 2017 and 2018.

In 2017	$6,415
In 2018	$6,576

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $500 a month form firm Marcus as a payment for this construction equipment. We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide comparisons for 2017 and 2018.

In 2017	$5,000
In 2018	$5,000

In December 2018 we putted on our balance construction equipment what we received from our director Mr.Guzii.

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We have fixed assets on our balance total 25,000. Scaffolding cost $20,000 and Rafters $5,000.

Results of Operations for the Year ended December 31, 2018 and December 31, 2017

As indicated in the Financial Statements included in this Report as of December 31, 2018 we generated $11,576 in revenues and $11,415 during the year ended December 31, 2017. In 2018, we generated $6,576 from Protel management and $5,000 from firm Marcus. In 2017, we generated $6,415 from Protel management and $5,000 from firm Marcus.

Operating expenses during the year ended December 31, 2018, were $42,047 which were general and administrative expense and equipment rental, office rent and salary expense.

Operating expenses during the year ended December 31, 2017 were $326,348 consisting of general and administration expenses, equipment rental, office rent, salary expense and stock compensation expense.

Our revenue in 2018 from Protel management was increased on $161 in compare with 2017 and we had same revenue from firm Marcus in 2018 as in 2017.

We didn’t have stock compensation expense in 2018. Stock Compensation Expense in 2017 was $270,000. Our general and administration expenses in 2018 were higher than in 2017 on $3,649. We had our expenses $26,250 equipment rental, office rent and salary in 2018 and $44,200 in 2017.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. We may have utilize funds from Andrii Guzii our Chief Executive Officer, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Guzii however, has no binding contractual arrangement or legal obligation to advance or loan funds to the company on the basis of this verbal agreement. Being a emerging growth company we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate.

At the present time, we have not made any arrangements to raise additional cash. If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

During start up period, our operations will be limited due to the limited amount of funds on hand. Our specific goal for profitably rent the construction equipment and sell related property management and property rehabilitation services.

The following table presents and compares our results of our operations for the 12 months 2017 and 12 months 2018.

	Year Ended December 31, 2017	Year Ended December 31, 2018
Revenue	$11,415	$11,576
Total operating expenses	$326,348	$42,047
(Loss)	$(314,933)	$(30,471)
Weighted average of shares outstanding	5,051,732	36,293,000

Assuming we obtain sufficient funding to complete our management programs. We intend to employ and train our staff with the latest available real estate management/operations criteria in order to provide an integrated streamlined service to our clients.

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

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of December 31, 2018 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

During 2018, we used our director’s Mr.Guzii construction equipment with $50 fee monthly obligations to make our business with firm Marcus. Also end of the year we putted this equipment on the balance sheet. We paid Mr. Guzii $600 as compensation for it use. The amounts of revenues, expenses and cash flows arising from use this construction equipment were properly placed on the balance sheet. Mr. Guzii decided give away his construction equipment and now it classifies as Fixed Assets / Equates and appeared on our balance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

An "emerging growth company “is not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Strong Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strong Solutions, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

February 19, 2019

STRONG SOLUTIONS, INC.
BALANCE SHEETS (AUDITED)
DECEMBER 31, 2018, DECEMBER 31, 2017

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,705	$20,676
Accounts Receivable	—	$0
Total Current Assets	$13,705	$20,676
Construction equipment from related party	25,000
Total Assets	$38,705	$20,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability
Related Party Accrued Shareholder Salary	$113,500	$90,000
Total Liabilities	$113,500	$90,000

Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 36,293,000 shares and 5,000,000 shares issued and outstanding in 2018 and 2017 respectively	$3,629	$3,629
Additional paid in capital	$344,301	$319,301
Accumulated deficit	$(422,725)	$(392,254)
Total stockholders' equity	$(74,795)	$(69,324)
Total Liabilities and Stockholders' Equity	$38,705	$20,676

See notes to financial statements

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS (AUDITED)
YEAR ENDED DECEMBER 31, 2018
YEAR ENDED DECEMBER 31, 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
Commissions revenue	$11,576	$11,415

Operating expenses:
General and administration expense	$15,797	$12,148
Related Party Equipment rental, office rent and salary expense	$26,250	$44,200
Stock Compensation Expense		$270,000
Total operating expenses	$42,047	$326,348

Net (loss) from operations before income taxes	$(30,471)	$(314,933)

Income tax	$—	$—
Net income (loss)	$(30,471)	$(314,933)

Profit (Loss) per common share	$(0.00)	$(0.06)
Weights average of shares outstanding	36,293,000	5,051,732

See notes to financial statements

STRONG SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)
ON DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2015	5,000,000	500	9,500	$(44,618)	$(34,618)
Net profit (Loss) for Year 2016				$(32,703)	$(32,703)
Balance January 1, 2016	5,000,000	500	9,500	$(77,321)	$(67,321)
Stocks for Cash	1,293,000	129	12,801		$12,930
Stocks For repayment of accrued Related Party salary and compensation	30,000,000	3,000	297,000		$300,000
Net Loss for Year 2017				$(314,933)	$(314,933)
Balance, December 31, 2017	36,293,000	3,629	319,301	$(392,254)	$(69,324)
Net Loss for 2018			25,000	$(30,471)	$(5,471)
Balance, December 31, 2018	36,293,000	3,629	344,301	$(422,725)	$(74,795)

See notes to financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (AUDITED)
YEAR ENDED DECEMBER 31, 2018
YEAR ENDED DECEMBER 31, 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities:
Net income (loss)	$(30,471)	$(314,933)

Adjustments to Reconcile Net Income (Loss)
Stock Compensation Expense		$270,000
Related Party Stock for Repayment to Accrued Salary		$30,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		$12,300
Increase/(Decrease) in Accounts Payable	$23,500	$1,700
Net cash used in operating activities	$(6,971)	$(933)

Cash flows from investing activities:
Net cash used in investing activities	$(25,000)	$—

Cash flows from financing activities:
Proceeds from sale of common stock	$—	$12,930
Net cash provided by financing activities	$25,000	$12,930

Net change in cash	$(6,971)	$11,997
Cash, beginning of the period	$20,676	$8,679
Cash, end of the period	$13,705	$20,676

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

See notes to financial statements.

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

As a development-stage enterprise, the Company had limited operating revenues through December 31,2018. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $13,705 as of December 31, 2018 and net loss from operation of $30,471. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue recognition

We base our judgment on guidance ASC 606. Accounting Standards Update 2016-08.

All revenues appear in current periods to be recognized as gross, so there is no net revenue recognized in current periods.

FASB’s new single, principle-based approach to accounting for revenue from contracts with customers. As the entity, we involved in providing a good and provide service to the customers. In those circumstances, Topic 606 requires us to determine whether the nature of our promise is to provide that good or service to the customers (that is, the entity is a principal) or to arrange for the good or service to be provided to the customers by the other party (that is, the entity is an agent). This determination is based upon whether we control the good or the service before it is transferred to the customer. Some indicators help in this evaluation.

1.	We identify obligations in the contract with firm Markus. A contract includes promises to transfer temporary right to use construction equipment in their business for profit.
2.	We determine the transaction price $500 in a month. The transaction price is the reasonable amount of which we and firm Markus were agree. The transaction price in 2018 was a fixed amount.

3.	We recognize revenue when the firm Markus obtains control of that equipment and we received the payment.
4.	The incremental costs of obtaining a contract are those costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained. In our business we paid Mr. Guzii $50 monthly for rent construction equipment and to have a possibility work with firm Markus.
5.	The transaction price also can include variable consideration or consideration in a form other than cash. In our property management service with Protel Management we received changeable revenue. If the consideration is variable, we estimate the amount of consideration to which we will be entitled in exchange for the services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company considered recognizes the revenue on the accrual basis, revenue is recognized when earned and services have been performed. We are principal, and recognize the gross amount received from the customer as revenue. Revenues are reported on the income statement when the services have been performed. Our revenue includes the gross amounts that come from Client for the Property Management and Rent Service.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our Net Operating Loss for 2018 ($30,471) and Net Operating Loss for 2017 ($314,933).

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

End of December 2018 the Company had issued and outstanding 36,293,000 common stocks.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

30,000,000 shares were issued to our founder Mr.Guzii of repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0,01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at December 31, 2018 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We use his construction equipment to make our business with firm Marcus. We booked expense for equipment rental from this related party of $600 and $600 respectively in fiscal year 2018 and 2017.

Also, he devotes significant time servicing to Protel Management. We do not have an employment agreement with Mr. Guzii. From inception by now he did receive accrued salary. In 2017 he received 30,000,000 Stock for repayment to $30,000 accrued salary and stock compensation, valued as $270,000 based on 0.01 per share valuation which was derived from the last sale of stock to non-related parties.

We used our director Mr. Guzii construction equipment to make our business with firm Marcus. We paid him a rent fee $50 a month. End of the 2018 we putted this equipment on the balance sheet since it is already our property. Also, we rent office from Mr. Guzii. Our annual rental payment for 2017 was $3,600 and for 2018 was $2,250 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through December 31, 2018, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

Our CEO Andrii Guzii is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting. He following to these public reporting requirements and controls from 2014 and have enough experience to manage the company. Also, he received 5-year knowledge, experience and training in the application of U.S. GAAP commensurate with financial reporting requirement. If necessary Mr. Guzii obtain outside assistance from legal, transfer agent or other professionals.

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

Name	Age	Position	Beginning Date
Andrii Guzii	38	Chief Executive Officer, Chief Financial Officer and Director	Inception

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in 2018 concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Since inception, we have not paid salary to Mr. Guzii in his capacity of sole director and our only executive officer. We expect to pay him an annual salary of $40,000 when we have funding or revenues available for that purpose. We do not have an employment agreement with Mr. Guzii. In 2017 we issued 30,000,000 shares to Mr.Guzii as for repayment to accrued salary and stock compensation ..

Accrued annual salary for 2018 $23,500

Accrued annual salary for 2017 $40,000. We added $10,000 to our balance sheet as accrued shareholder salary and $30,000 we consider as a partial payment for his 30,000,000 stock and rest $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

Summary Compensation

As of December 31, 2018, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

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

We rent office from Mr. Guzii and pay for this $2,250 in 2018. In 2017, we paid him $10,800 to cover our obligation.

Also, we used our director Mr. Guzii construction equipment to make our business with firm Marcus. We paid him a rent fee $50 a month.

We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

We paid to our auditor BF Borgers CPA PC, for professional services rendered for the audit of our financial statements in 2018 $8,400. No other fees were billed or incurred for services by our auditor other than the fees noted above.

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

Strong Solutions Inc.

February 19, 2019	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Strong Soltuions Inc.

February 19, 2019	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO

26