Form 10-Q
period 2019-03-31
STRONG SOLUTIONS INC.
filed 2019-04-12
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

2/13 Korolenko Str, Kharkov, Ukraine	6100
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

As of March 31, 2019, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

1

TABLE OF CONTENTS

PART I

STRONG SOLUTIONS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	1,750	$13,705
Total Current Assets	$1,750	$13,705
Construction equipment from related party		$25,000
Construction Equipment net of depreciation	$23,750	$—
Total Assets	$25,500	$38,705

Current Liability
Related Party Accrued Shareholder Salary	$118,000	$113,500
Total Liabilities	$118,000	$113,500
Stockholders’ Equity
Common stock, $0.0001 par value; 75,000,000 shares authorized 36,293,000 and 36,293,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	$3,629	$3,629
Additional paid in capital	$344,301	$344,301
Accumulated deficit	$(440,430)	$(422,725)
Total stockholders' equity	$(92,500)	$(74,795)
Total Liabilities and Stockholders' Equity	$25,500	$38,705

 See accompanying notes to financials

STRONG SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018 (Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Commissions revenue	$2,090	$2,115
Operating expenses:
General and administration expense	$14,845	$4,904
Related Party Equipment rental, office rent and salary expense	$4,950	$10,950
Total operating expenses	$19,795	$15,854

Net (loss) from operations before income taxes	$(17,705)	$(13,739)
Income tax	$0	$0
Net income (loss)	$(17,705)	$(13,739)
Profit (Loss) per common share	$(0.00)	$(0.00)
Weights average of shares outstanding	36,293,000	36,293,000

 See accompanying notes to financials

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018 (Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash flows from operating activities:
Net income (loss)	$(17,705)	$(13,739)
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable	$4,500	$10,000
Depreciation	$1,250
Net cash used in operating activities	$(14,455)	$(3,739)
Cash flows from investing activities:
Net cash used in investing activities	$(23,750)	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$25,000	$0
Net cash provided by financing activities	$0	$0
Net change in cash	$(11,955)	$(3,739)
Cash, beginning of the period	$13,705	$20,676
Cash, end of the period	$1,750	$16,937

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financials

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

As a development-stage enterprise, the Company had limited operating revenues through March 31, 2019. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $1,750 as of March 31, 2019 and net loss from operation of $17,705 for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

We base our judgment on guidance ASC 606. Accounting Standards Update 2016-08.

All revenues appear in current periods to be recognized as gross, so, there is no net revenue recognized in current periods.

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

2. We determine the transaction price $500 in a month. The transaction price is the reasonable amount of which we and firm Markus were agree. The transaction price in 1st quarter was a fixed amount.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our net (loss) from operations before income taxes for the three months ended March 31, 2019 is $17,705 and for the three months ended March 31, 2018 is $13,739.

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

For the period from January 1, 2019 to March 31, 2019 there were no changes in common stock.

As of March 31, 2019, the Company had issued and outstanding 36,293,000 shares of common stock.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

We issued 5,000,000 common shares for cash at a purchase price of $0.002 per share to our director Mr. Guzii.

30,000,000 shares were issued to our director Mr.Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0,01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at March 31, 2019 were within FDIC insured limits.

Concentration of revenues.

The Company has only two clients from which we receive the income: Protel Management and firm Markus. It shows our dependence from them and in present time we can't diversify in order to mitigate the risks. We can have the potential for serious impact that can result from a complete or partial loss of business from our clients and as a consequence of the change in income.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Markus and Protel Management. We used his construction equipment to make our business with firm Markus from 2015 to 2018. End of the 2018 we put this equipment on the balance sheet since it is already our property.

Also, we rent office from Mr. Guzii. We paid him the office rent fee $150 per month.

We booked expense $450 for office rent from this related party for the three months ended March 31, 2019, and we count rental expense on our books.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through March 31, 2019, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received proceeds of $12,930 sold at $0.01 per share.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Business Overview

Mr. Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in Ukraine. At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Ukraine and we have one client (firm Markus) for whom we provide construction equipment rental service. From both clients, we received income in this quarter. It has been the source of our revenue.

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

a.	Have researched and identified potential clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide 3 months-to 3 months comparisons:

For the 1st quarter of 2019 $1,590

For the 1st quarter of 2018 $1,615

We provide long term rental of construction equipment to firm Markus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather, therefore in January and February 2019 it was not used. We received $500 in this quarter from firm Markus as a payment for this construction equipment for March 2019.

We don’t have insurance to cover accidental damage but our agreement with firm Markus obligates them to pay the collateral value of $25,000 in case of total loss. Below we provide 3 months -to-3 months comparisons:

For the 1st quarter of 2019 $500

For the 1st quarter of 2018 $500

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

In December 2018 we put on our balance construction equipment received from our director Mr.Guzii, And now we have fixed assets on our balance total $25,000.  Scaffolding cost $20,000 and Rafters $5,000.

Results of Operations for the three months period ended March 31, 2019 and for the three months period ended March 31, 2018

For the three months period ended March 31, 2019 we generated $2,090 in revenues. We generated $1,590 from Protel Management and $ 500 from firm Markus. Our cash balance was $1,750.

For the three months period ended March 31, 2019 we had $19,795 company expenses consist of $14,845 general and administration expense and $4,950 include $4,500 accrued amount salary for shareholder and $450 payment for office rent. Our loss from operations was $17,705.

For the three months period ended March 31, 2018 we generated $2,115 in revenues and our cash balance was $16,937.

For the three months period ended March 31, 2018 we had $15,854 company expenses consist of general and administration expense $4,904 and accrued amount for equipment rental, office rent and salary for shareholder $10,950. Our loss from operations was $13,739.

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

Liquidity and Capital Resources at March 31, 2019

Cash	$1,750
Total liabilities and stockholders’ equity	$25,500

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of March 31,2019 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2019, and March 31, 2018 we had cash of $1,750 and $16,937 respectively.

We have fixed assets on our balance total 25,000. Scaffolding cost $20,000 and Rafters $5,000 as of March 31,2019

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

We did not sell unregistered securities during the quarter ended March 31,2019

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2019 there were no purchases of equity securities by us or affiliated purchasers.

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

STRONG SOLUTIONS, INC.

April 12, 2019	By:	/s/ Andrii Guzii
President, CEO

