Form 10-Q
period 2019-09-30
STRONG SOLUTIONS INC.
filed 2019-10-18
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐  No ☒

As of September 30, 2019, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements
Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 (Audited)	3
Statements of Operations for the three months ended September 30, 2019 and September 30, 2018 (Unaudited) and for the nine months ended September 30, 2019 and September 30, 2018 (Unaudited)	4
Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and 2018 (Unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information, Exhibits	14
Item 6. Signatures	15

STRONG SOLUTIONS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2019(UNAUDITED) AND DECEMBER 31, 2018(AUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,758	$13,705
Total Current Assets	$1,758	$13,705
Construction equipment from related party		$25,000
Construction Equipment net of depreciation	$21,250	$—
Total Assets	$23,008	$38,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability
Related Party Accrued Shareholder Salary	$127,000	$113,500
Total Liabilities	$127,000	$113,500
Stockholders' Equity: Common stock, $0.0001 par value; 75,000,000 shares authorized 36,293,000 and 36,293,000 shares issued and outstanding of September 30, 2019 and December 31, 2018 respectively	$3,629	$3,629
Additional paid in capital	$344,301	$344,301
Accumulated deficit	$(451,922)	$(422,725)
Total stockholders' equity	$(103,992)	$(74,795)
Total Liabilities and Stockholders' Equity	$23,008	$38,705

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018(UNAUDITED)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Commissions revenue	$3,660	$3,130	$8,330	$8,395
Operating expenses:
General and administration expense	$3,857	$2,646	$22,677	$10,898
Related Party office rent, equipment rent and salary expense	$4,950	$5,100	$14,850	$21,150
Total operating expenses	$8,807	$7,746	$37,527	$32,048

Net (loss) from operations before income taxes	$(5,147)	$(4,616)	$(29,197)	$(23,653)
Income tax	$0	$0	$0	$0
Net income (loss)	$(5,147)	$(4,616)	$(29,197)	$(23,653)
Profit (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weights average of shares outstanding	36,293,000	36,293,000	36,293,000	36,293,000

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE PERIOD ENDING SEPTEMBER 30, 2019

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2018	36,293,000	3,629	344,301	$(422,725)	$(74,795)
Net Loss				$(29,197)	$(29,197)
Balance, September 30, 2019	36,293,000	3,629	344,301	$(451,922)	$(103,992)

FOR THE PERIOD ENDING SEPTEMBER 30, 2018

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	36,293,000	3,629	319,301	$(392,254)	$(69,324)
Net Loss				$(23,653)	$(23,653)
Balance, September 30, 2018	36,293,000	3,629	319,301	$(415,907)	$(92,977)

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018(UNAUDITED)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash flows from operating activities:

Net income (loss)	$(29,197)	$(23,653)
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable	$13,500	$19,000
Depreciation	$3,750	$0
Net cash used in operating activities	$(11,947)	$(4,653)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

Net change in cash	$(11,947)	$(4,653)
Cash, beginning of the period	$13,705	$20,676
Cash, end of the period	$1,758	$16,023

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying noted to financial statements.

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

As a development-stage enterprise, the Company had operating revenues through September 30, 2019. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $1,758 as of September 30, 2019 and net loss from operation of $5,147 for the three months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. We determine the transaction price $500 in a month. The transaction price is the reasonable amount of which we and firm Markus were agree. The transaction price in 3d quarter was a fixed amount.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our net (loss) from operations before income taxes for the three months ended September 30, 2019 was $5,147 and for the three months ended September 30, 2018 was $4,616.

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

For the period from January 1, 2019 to September 30, 2019 there were no changes in common stock.

As of September 30, 2019, the Company had issued and outstanding 36,293,000 shares of common stock.

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

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at September 30, 2019 were within FDIC insured limits.

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

We booked expense $450 for office rent from this related party for the three months ended September 30, 2019, and we count rental expense on our books.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through September 30, 2019, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received proceeds of $12,930 sold at $0.01 per share.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended September 30, 2019, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

a.	Have researched and identified potential clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide 9 months -to-9 months comparisons revenue:

For the 3d quarter of 2019	$1,660
Nine months 2019	$4,830
For the 3d quarter of 2018	$1,630
Nine months 2018	$4,895

We provide long term rental of construction equipment to firm Markus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. We received $2000 in this quarter from firm Markus as a payment for this construction equipment in 3d quarter 2019.

We don’t have insurance to cover accidental damage but our agreement with firm Markus obligates them to pay the collateral value of $25,000 in case of total loss. Below we provide 9 months -to-9 months comparisons:

For the 3rd quarter of 2019	$2,000
For the nine months 2019	$3,500
For the 3rd quarter of 2018	$1,500
For the nine months 2018	$3,500

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

In December 2018 we put on our balance construction equipment received from our director Mr.Guzii, total $25,000.  Scaffolding cost $20,000 and Rafters $5,000. Also, from January 2019 we began count Depreciation Expense $1,250 for the three months. Total for 9 months $3,750. For now, we indicated on our balance Construction Equipment net of depreciation $21,250.

Results of Operations for the nine months period ended September 30, 2019 and for the nine months period ended September 30, 2018

For the nine months period ended September 30, 2019 we generated $8,330 in revenues. We generated $4,830 from Protel Management and $3,500 from firm Markus. Our cash balance was $1,758.

For the nine months period ended September 30, 2019 we had $37,527 company expenses consist of $22,677 general and administration expense and $13,500 include accrued amount salary for shareholder and $1,350 payment for office rent. Our loss from operations was $29,197.

For the nine months period ended September 30, 2018 we generated $8,395 in revenues and our cash balance was $16,023. For the nine months period ended September 30, 2018 we had $32,048 company expenses consist of general and administration expense $10,898 and amount for equipment rental, office rent and salary for shareholder $21,150. Our loss from operations was $23,653.

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

Liquidity and Capital Resources at September 30, 2019

Cash	$1,758
Total liabilities and stockholders' equity	$23,008

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of September 30, 2019 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2019, and September 30, 2018 we had cash of $1,758 and $16,023 respectively.

We have fixed assets on our balance Construction Equipment net of depreciation total 21,250, Scaffolding and Rafters.

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

We did not sell unregistered securities during the quarter ended September 30,2019

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2019 there were no purchases of equity securities by us or affiliated purchasers.

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

Strong Solutions Inc.

October 18, 2019	By:	/s/ Andrii Guzii
President, CEO

