Form 10-K
period 2019-12-31
STRONG SOLUTIONS INC.
filed 2020-03-23
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

401 Ryland str. Ste 200A, Reno, NV	89502
(Address of principal executive offices).	(Zip Code)

307-200-2803

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2019 was $12,930 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 23,2020, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

2

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

At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income of the past four years. It has been the source of all the revenue we have received since inception.

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

Marketing Program

The primary objective of our marketing program is providing property management and maintenance, rehabilitation as well as construction equipment rental. We plan to accomplish our business objectives through a multi-faceted marketing program consisting of the following elements:

•	Face to face meetings and calls;

•	Advertising;

•	Referrals

We are building our public relations program to gain more customers, increase visibility, and heighten awareness of us and our services and capabilities. The goals of our public relations program are:

•	Clearly establish us as a provider of property management and rental equipment services;

•	Differentiate us and our services from competitors;

•	Create a greater awareness with potential clients and partners;

•	Identify us as strong, trusted, and progressive through our partnerships and services.

 Industry Background

As the population grows, the property management service in a world develops and grows as well. We believe the market for our property management and our construction equipment rental initially consists of small individual building owners who lack the time or proficiency to manage their own properties in a profitable manner or adequately repair damaged properties. Kharkov, along with Kiev, Dnepropetrovsk, Odessa and multiple other cities offer pockets of dense population and areas where we believe building owners will benefit from our services.

Advertising

Our advertising campaigns will generally focus on the presentations, meetings, calls and leads. We have identified these forms of advertising as being the most effective means for reaching potential clients in our target markets. We will also consider other means of advertising.

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

Also, we intend to introduce our products and services for new clients to capture revenue streams from new clients as well as utilizing existing relationships, and obtain new revenues as the market matures. We believe our path to revenue and growth will be through acquiring clients:

•	from organizations with which our management has existing relationships;

•	from competitors by demonstrating superior, quality, and reliability at a lower cost;

•	by implementation of our marketing plan.

The foregoing does not include all of the ways we expect to convert leads for sales.

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

Small revenue

We still can’t generate significant revenues. The revenues we have generated from operations makes it difficult for you to evaluate our future business and make decisions based on those estimates of our future performance. In 2019, we have generated revenues of $11,480. For now, it is difficult to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable and incur losses, which may result in a decline in our stock price.

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

Dependence from company who use our construction equipment

If company who use our construction equipment will discontinue work with us, our business would be adversely affected.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31,2019, we had 31 non-affiliated shareholders in our record held 1,293,000 common shares. Action Stock Transfer Corporation is our transfer agent.

Located at: 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Phone # (801) 274-1088

Holders

As of December 31, 2019, there were 36,293,000 shares of the Company’s common stock.

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

a.	Have researched and identified potential clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have obtained a written agreement for our services with:

Protel Management, LLC and Firm Markus.

 The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide comparisons for 2019 and 2018.

In 2019 $6,480

In 2018 $6,576

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $500 a month form firm Marcus as a payment for this construction equipment. We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide comparisons for 2018 and 2019.

In 2019 $5,000

In 2018 $5,000

In December 2018 we putted on our balance construction equipment what we received from our director Mr.Guzii .

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We have fixed assets on our balance total 25,000. Scaffolding cost $20,000 and Rafters $5,000.

Results of Operations for the Year ended December 31, 2019 and December 31, 2018

As indicated in the Financial Statements included in this Report as of December 31, 2019 we generated $11,480 in revenues and $11,576 during the year ended December 31, 2018. In 2019, we generated $6,480 from Protel management and $5,000 from firm Marcus. In 2018, we generated $6,576 from Protel management and $5,000 from firm Marcus.

Operating expenses during the year ended December 31, 2019, were $46,415 which were general and administrative expense and office rent and salary expense.

Operating expenses during the year ended December 31, 2018, were $42,047 which were general and administrative expense and equipment rental, office rent and salary expense.

Our revenue in 2019 from Protel management was decreased on $96 in compare with 2018 and we had same revenue from firm Marcus in 2019 as in 2018.

We didn’t have stock compensation expense in 2019. Our general and administration expenses in 2019 were higher than in 2018 on $10,818. Our Related Party Equipment rental, office rent and salary expense for 2019 were $19,800 and $26,250 in 2018.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. We may have utilized funds from Andrii Guzii our Chief Executive Officer, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Guzii however, has no binding contractual arrangement or legal obligation to advance or loan funds to the company on the basis of this verbal agreement. Being an emerging growth company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate.

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

The following table presents and compares our results of our operations for the 12 months 2019 and 12 months 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$11,480	$11,576
Total operating expenses	$46,415	$42,047
(Loss)	$(34,935)	$(30,471)
Weighted average of shares outstanding	36,293,000	36,293,000

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

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of December 31, 2019 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

An "emerging growth company “is not required to provide the information required by this item.

Item 8. Financial Statements

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of December 31, 2019 and December 31, 2018	F-2
Statements of Operations for the year ended December 31, 2019 and December 31, 2018	F-3
Statements of Stockholders’ Equity for the year ended December 31, 2019 and December 31, 2018	F-4
Statements of Cash Flows for year ended December 31, 2019 and December 31, 2018	F-5
Notes Financial Statements	F-6 - F-8

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Strong Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strong Solutions, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 23, 2020

STRONG SOLUTIONS, INC.

BALANCE SHEETS (AUDITED)

DECEMBER 31, 2019, DECEMBER 31, 2018

	December 31, 2019	December 31, 2018
ASSETS
Current assets:

Cash and cash equivalents	$1,770	$13,705

Accounts Receivable	$0	$0
Total Current Assets	1,770	13,705
Construction equipment from related party, net of depreciation	$20,000	25,000

Total Assets	$21,770	$38,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability
Related Party Accrued Shareholder Salary	$131,500	$113,500
Total Liabilities	$131,500	$113,500

Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 36,293,000 shares and 36,293,000 shares issued and outstanding in 2019 and 2018 respectively	$3,629	$3,629
Additional paid in capital	$344,301	$344,301
Accumulated deficit	$(457,660)	$(422,725)
Total stockholders' equity	$(109,730)	$(74,795)
Total Liabilities and Stockholders' Equity	$21,770	$38,705

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (AUDITED)

 YEAR ENDED DECEMBER 31, 2019

 YEAR ENDED DECEMBER 31, 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018
Commissions revenue	$11,480	$11,576

Operating expenses:
General and administration expense	$26,615	$15,797
Related Party Equipment rental, office rent and salary expense	$19,800	$26,250
Stock Compensation Expense
Total operating expenses	$46,415	$42,047

Net (loss) from operations before income taxes	$(34,935)	$(30,471)

Income tax	$—	$—
Net income (loss)	$(34,935)	$(30,471)

Profit (Loss) per common share	$(0.00	$(0.00

Weights average of shares outstanding	36,293,000	36,293,000

See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

ON DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2015	5,000,000	500	$9,500	$(44,618)	$(34,618)
Net profit (Loss) for Year 2016				$(32,703)	$(32,703)
Balance January 1, 2016	5,000,000	500	$9,500	$(77,321)	$(67,321)
Stocks for Cash	1,293,000	129	$12,801		$12,930
Stocks For repayment of accrued Related Party salary and compensation	30,000,000	3,000	$297,000		$300,000
Net Loss for 2017				$(314,933)	$(314,933)
Balance, December 31, 2017	36,293,000	3,629	$319,301	$(392,254)	$(69,324)
Net Loss for 2018			$25,000	$(30,471)	$(5,471)
Balance, December 31, 2018	36,293,000	3,629	$344,301	$(422,725)	$(74,795)
Net Loss for 2019				$(34,935)	$(34,935)
Balance, December 31, 2019	36,293,000	3,629	$344,401	$(457,660)	$(109,730)

 See accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (AUDITED)

YEAR ENDED DECEMBER 31, 2019

YEAR ENDED DECEMBER 31, 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash flows from operating activities:
Net income (loss)	$(34,935)	$(30,471)

Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accounts Payable	$18,000	$23,500
Depreciation	$5,000
Net cash used in operating activities	$(11,935)	$(6,971)
Cash flows from investing activities:
Purchase of fixed assets	$0	$(25,000)
Net cash used in investing activities	$0	$(25,000)
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$25,000
Net cash provided by financing activities	$0	$25,000

Net change in cash:	$(11,935)	$(6,971)
Cash, beginning of the period	$13,705	$20,676
Cash, end of the period	$1,770	$13,705

Supplemental Disclosures regarding cash flows information:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

As a development-stage enterprise, the Company had limited operating revenues through December 31,2019. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $1,770 as of December 31, 2019 and net loss from operation of $34,935. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. We determine the transaction price $500 in a month. The transaction price is the reasonable amount of which we and firm Markus were agree. The transaction price in 2019 was a fixed amount.

3. We recognize revenue when the firm Markus obtains control of that equipment and we received the payment.

4. We pay Mr. Guzii rent at $450 per quarter for this office.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our Net Operating Loss for 2019 ($34,935) and Net Operating Loss for 2018 ($30,471).

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

End of December 2019 the Company had issued and outstanding 36,293,000 common stocks.

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

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at December 31, 2019 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We pay Mr. Guzii at $450 per quarter for the office rent. Our annual rental payment for 2019 was $1,800 and for 2018 was $2,250 respectively. Also, in 2019 he received $18,000 accrued salary. He devotes significant time servicing to Protel Management. We do not have an employment agreement with Mr. Guzii.

Director of Protel Management Sergii Povaliaiev also is our shareholder. He holds 25,000 common shares – it is lower than 0.1% of total issued common shares. Our annual revenue from Protel Management for 2019 was

$6,480 and for 2018 was $6,576 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through December 31, 2019, the Company issued 36,293,000 shares of common stock. 35,000,000 for our founder and 1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

Name	Age	Position	Beginning Date
Andrii Guzii	39	Chief Executive Officer, Chief Financial Officer and Director	Inception

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in 2019 concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Since inception, we have not paid salary to Mr. Guzii in his capacity of sole director and our only executive officer. We expect to pay him an annual salary of $40,000 when we have funding or revenues available for that purpose. We do not have an employment agreement with Mr. Guzii. His accrued annual salary for 2019 was $18,000. Accrued annual salary for 2018 $23,500.

Summary Compensation

As of December 31, 2019, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

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

We rent office from Mr. Guzii and pay for this $1,800 in 2019. In 2018 we paid him $2,250 to cover our obligation.

We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

We paid to our auditor BF Borgers CPA PC, for professional services rendered for the audit of our financial statements in 2019 $8,900. No other fees were billed or incurred for services by our auditor other than the fees noted above.

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

Strong Solutions Inc.

March 23, 2020	By:	/s/ Andrii Guzii
Director, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Strong Solutions Inc.

March 23, 2020	By:	/s/ Andrii Guzii
Director, CEO

26