Form 10-Q
period 2020-03-31
STRONG SOLUTIONS INC.
filed 2020-05-19
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

401 Ryland str. Ste 200A, Reno, NV 89502

(Address of Principal Executive Offices) Zip Code

307-200-2803

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

Yes ☐  No ☒

As of March 31, 2020, there were 36,293,000 shares of our common stock authorized for issue and outstanding.

1

STRONG SOLUTIONS, INC.

BALANCE SHEETS

AS OF MARCH 31, 2020 (UNAUDITED)

AND DECEMBER 31, 2019 (AUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$672	$1,770
Accounts Receivable	$0	$0
Total Current Assets	672	1,770
Construction equipment from related party, net of depreciation	$18,750	20,000
Total Assets	$19,422	$21,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability
Related Party Accrued Shareholder Salary	$134,500	$131,500
Accounts Payable Loan from related party	$3,000	$0
Total Liabilities	$137,500	$131,500
Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 36,293,000 shares and 36,293,000 shares issued and outstanding as of March 31,2020 and December 31, 2019 respectively	$3,629	$3,629
Additional paid in capital	$344,301	$344,301
Accumulated deficit	$(466,008)	$(457,660
Total stockholders' equity	$(118,078)	$(109,730
Total Liabilities and Stockholders' Equity	$19,422	$21,770

Please see accompanying notes to financial statements.

STRONG SOLUTIONS, INC

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

AND MARCH 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Commissions revenue	$2,530	$2,090
Operating expenses:
General and administration expense	$4,428	$14,845
Related Party office rent and salary expense	$3,450	$4,950
Loan from Related Party	$3,000	$0
Total operating expenses	$10,878	$19,795

Net (loss) from operations before income taxes	$(8,348)	$(17,705)
Income tax	$0	$0
Net income (loss)	$(8,348)	$(17,705)
Profit (Loss) per common share	$(0.00)	$(0.00)
Weights average of shares outstanding	$36,293,000	$36,293,000

Please see accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

ON DECEMBER 31, 2019 AND MARCH 31, 2020

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	36,293,000	3,629	344,301	$(457,660)	$(109,730)
Net Loss				$(8,348)	$(8,348)
Balance, March 31, 2020	36,293,000	3,629	344,301	$(466,088)	$(118,078)

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

ON DECEMBER 31, 2018 MARCH 31, 2019

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	36,293,000	3,629	344,301	$(422,725)	$(74,795)
Net Loss				$(17,705)	$(17,705)
Balance, March 31, 2019	36,293,000	3,629	344,301	$(440,430)	$(92,500)

Please see accompanying notes to financial statements.

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

AND MARCH 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash flows from operating activities:
Net income (loss)	$(8,348)	$(17,705)
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable	$6,000	$4,500
Depreciation	$1,250	$1,250
Net cash used in operating activities	$(1,098)	$(11,955)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

Net change in cash	$(1,098)	$(11,955)
Cash, beginning of the period	$1,770	$13,705
Cash, end of the period	$672	$1,750

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

Please see accompanying notes to financial statements.

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

As a development-stage enterprise, the Company had limited operating revenues through March 31, 2020. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $672 as of March 31, 2020 and net loss from operation of $8,348 for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our net (loss) from operations before income taxes for the three months ended March 31, 2020 is $8,348 and for the three months ended March 31, 2019 is $17,705.

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

For the period from January 1, 2020 to March 31, 2020 there were no changes in common stock.

As of March 31, 2020, the Company had issued and outstanding 36,293,000 shares of common stock.

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

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at March 31, 2020 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Markus and Protel Management. We paid to Mr. Guzii $450 in 1st quarter for the office rent. For the period ends March 31,2020 he received $3,000 accrued salary and we receive $3,000 loan from him to cover our expenses.

He devotes significant time servicing to Protel Management. We do not have an employment agreement with Mr. Guzii.

Director of Protel Management Sergii Povaliaiev also is our shareholder. He holds 25,000 common shares – it is lower than 0.1% of total issued common shares. Our revenue for the 1st quarter 2020 from Protel Management was $1,530 and for 1st quarter 2019 was $1,590 respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

For the 1st quarter of 2020	$1,530
For the 1st quarter of 2019	$1,590

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

We don’t have insurance to cover accidental damage but our agreement with firm Markus obligates them to pay the collateral value of $25,000 in case of total loss. Below we provide 3 months to 3 months comparisons:

For the 1st quarter of 2020	$1,000
For the 1st quarter of 2019	$500

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way. Our cash

Capital resources

We have fixed assets on our balance: Construction equipment net of depreciation $18,750.

Results of Operations for the three months period ended March 31, 20120 and for the three months period ended March 31, 2019

For the three months period ended March 31, 2020 we generated $2,530 in revenues. We generated $1,530 from Protel Management and $ 1,000 from firm Markus. Our cash balance was $672.

For the three months period ended March 31, 2020 we had $10,878 company expenses consist of $4,428 general and administration expense, $3,450 include $3,000 accrued salary for shareholder and $450 payment for office rent and $3,000 loan from Related Party. Our loss from operations was $8,348.

For the three months period ended March 31, 2019 we generated $2,090 in revenues. We generated $1,590 from Protel Management and $500 from firm Markus. Our cash balance was $1,750.

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

Liquidity and Capital Resources at March 31, 2020

Cash	$672
Total liabilities and stockholders' equity	$19,422

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of March 31,2020 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2020, and March 31, 2019 we had cash of $672 and $1,750 respectively.

We have fixed assets on our balance total 18,750, Scaffolding and Rafters.

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

We did not sell unregistered securities during the quarter ended March 31,2020

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2020 there were no purchases of equity securities by us or affiliated purchasers.

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

Strong Solutions Inc.

May 19, 2020	By:	/s/ Andrii Guzii
President, CEO

