Form 10-Q
period 2020-06-30
STRONG SOLUTIONS INC.
filed 2020-08-21
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

102 N. Curry Street, Carson City, NV	89703
(Address of Principal Executive Offices)	Zip Code

775-434-4451

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

Yes ☐ No ☒

As of June 30, 2020, there were 36,693,000 shares of our authorized common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019 (Audited)	1

	Statements of Operations for the three months ended June 30, 2020 and June 30, 2019 (Unaudited) and for the six months ended June 30, 2020 and June 30, 2019 (Unaudited)	2

	Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2020 and June 30,2019 (Unaudited)	3

	Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

	PART II

	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information, Exhibits	12

Item 6.	Signatures

i

STRONG SOLUTIONS, INC.

BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:

Cash and cash equivalents	$2,248	$1,770
Construction equipment from related party, net of depreciation	$25,000	$25,000
Accumulated Depreciation	$(7,500)	$(5,000)
Total Current Assets	$17,500	$20,000

Total Assets	$19,748	$21,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liability
Related Party Accrued Shareholder Salary	$137,500	$131,500
Accounts Payable Loan from related party	$3,000	$0
Total Liabilities	$140,500	$131,500
Stockholders’ Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 36,693,000 shares and 36,293,000 shares issued and outstanding as of June 30,2020 and December 31, 2019 respectively	$3,669	$3,629
Additional paid in capital	$348,261	$344,301
Accumulated deficit	$(472,682)	$(457,660
Total stockholders’ equity	$(120,752)	$(109,730
Total Liabilities and Stockholders’ Equity	$19,748	$21,770

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Commissions revenue	$1,100	$2,580	$3,630	$4,670
Operating expenses:
General and administration expense	$4,324	$3,974	$11,752	$18,819
Related Party office rent, equipment rent and salary expense	$3,450	$4,950	$3,900	$9,900
Loan from Related Party	$0	$0	$3,000	$0
Total operating expenses	$7,774	$8,924	$18,652	$28,719
Net (loss) from operations before income taxes	$(6,674)	$(6,344)	$(15,022)	$(24,049)
Income tax	$0	$0	$0	$0
Net income (loss)	$(6,674)	$(6,344)	$(15,022)	$(24,049)
Profit (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weights average of shares outstanding	36,693,000	36,293,000	36,693,000	36,293,000

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

ON DECEMBER 31, 2019 AND JUNE 30, 2020

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par	APIC	Deficit	Equity
Balance December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)

Stocks for cash from NV Share Service	400,000	$40	$3,960		$4,000
Net Loss				$(15,022)	$(15,022)

Balance, June 30, 2020	36,693,000	$3,669	$348,261	$(472,682)	$(120,752)

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

ON DECEMBER 31, 2018 JUNE 30, 2019

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par	APIC	Deficit	Equity
Balance, December 31, 2018	36,293,000	3,629	$344,301	$(422,725)	$(74,795)

Net Loss				$(24,049)	$(24,049)

Balance, June 30, 2019	36,293,000	3,629	$344,301	$(446,774)	$(98,844)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash flows from operating activities:

Net income (loss)	$(15,022)	$(24,049)
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable	$9,000	$9,000
Depreciation	$2,500	$2,500
Net cash used in operating activities	$(3,522)	$(12,549)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$4,000	$0
Net cash provided by financing activities	$4,000	$0

Net change in cash	$478	$(12,549)
Cash, beginning of the period	$1,770	$13,705
Cash, end of the period	$2,248	$1,155

Supplemental Disclosures regarding cash flows information
Interest paid	$0	$0
Income taxes paid	$0	$0

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

As a development-stage enterprise, the Company had limited operating revenues through June 30, 2020. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business in the real estate sector in the United States. On May 18, 2020 the Board of Directors appointed Eric Stevenson Secretary for the Company and changed its address to 102 N. Curry Street Carson City, NV 89703 in keeping with its plan to secure and establish a new business in the real estate sector within the United States.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $2,248 as of June 30, 2020 and net loss from operation of $6,674 for the three months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  Deferred tax asset would be the net operating loss carryforward value at tax rates. Our net (loss) from operations before income taxes for the three months ended June 30, 2020 was $6,674 and for the three months ended June 30, 2019 was $6,344

Income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE 4 – COMMON STOCK ISSUED AND OUTSTANDING

The company authorized 75,000,000 Common shares $0.0001 par value.

For the period from January 1, 2020 to June 30, 2020 there were some changes in common stock.

As of June 30, 2020, the Company had issued and outstanding 36,693,000 shares of common stock.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

We issued 5,000,000 common shares for cash at a purchase price of $0.002 per share to our director Mr.Guzii.

We issued 400,000 common shares for cash at a purchase price of $0.01 per share to NV Share Services LLC.

30,000,000 shares were issued to our director Mr.Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

Mr. Guzii sold his 35,000,00 shares of common stock for $3,500 to NV Share Services LLC on May 18, 2020. On May 18, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.00.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at June 30, 2020 were within FDIC insured limits.

Concentration of revenues.

The Company has only two business clients from which we receive the income: Protel Management and firm Markus. It shows our dependence from them and in present time we can’t diversify in order to mitigate the risks. We can have the potential for serious impact that can result from a complete or partial loss of business from our clients and as a consequence of the change in income.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is ours CEO. He represented the company and provided the services on our behalf to our clients firm Markus and Protel Management. We used his construction equipment to make our business with firm Markus from 2015 to 2018. End of the 2018 we put this equipment on the balance sheet since it is already our property.

Also, we rent office from Mr. Guzii. We paid him the office rent fee $150 per month.

We booked expense $450 for office rent from this related party for the three months ended June 30, 2020, and we count rental expense on our books.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through June 30, 2020, the Company issued 36,693,000 shares of common stock. 35,000,000 for our founder, 1,293,000 for non-affiliated investors for cash, received proceeds of $12,930 sold at $0.01 per share. On May 18, 2020 NV Share Services LLC purchased 35,000,000 shares of Common Stock of the Company from Andrii Guzii for $3,500.00 in cash. May 18, 2020 Strong Solutions Inc. sold 400,000 common shares to NV Share Services LLC for $4,000.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended June 30, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Business Overview

Mr. Guzii founded the Company to engage in real estate management and consulting, maintenance and rehabilitation, and construction equipment rental business in Ukraine. At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Ukraine and we have one client (firm Markus) for whom we provide construction equipment rental service. From both clients, we received income in this quarter. It has been the only source of our revenue.

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

Since our inception we have engaged in the following significant operating activities:

Company set up:

a.	Incorporate the company in the state of Nevada
b.	Establish an office in Ukraine
c.	Open a bank account for the company

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director. Commenced significant other operational activities, such as:

a.	Have researched and identified potential clients
b.	Have arranged for and met with various potential clients
c.	Have drafted and began production of various marketing materials

As of the date of this form, we have written agreements for our services with:

Protel Management, LLC and Firm Markus

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. We didn’t provide the service in April and May 2020 because we followed “Stay home” mandatory policy issued by Ukrainian government to reduce the spread COVID-19. Below we provide 6 months -to-6 months comparisons:

For the 2nd quarter of 2020	$600	For the 1st quarter of 2020	$1,530

Six months 2020	$2,130

For the 2nd quarter of 2019	$1,580	For the 1st quarter of 2019	$1,590

Six months 2019	$3,170

We provide long term rental of construction equipment to firm Markus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. We received $500 in this quarter from firm Markus as a payment for this construction equipment in 2nd quarter 2020. Firm Markus didn’t use construction equipment in April and May 2020.

We don’t have insurance to cover accidental damage but our agreement with firm Markus obligates them to pay the collateral value of $25,000 in case of total loss. Below we provide 6 months -to-6 months comparisons:

For the 2 nd quarter of 2020	$500	For the 1st quarter of 2020	$1,000

For the six months 2020	$1,500

For the 2 nd quarter of 2019	$1,000	For the 1st quarter of 2019	$500

For the six months 2019	$1,500

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We have fixed assets on our balance: Construction equipment net of depreciation $17,500.

Results of Operations for the six months period ended June 30, 2020 and for the six months period ended June 30, 2019

For the six months period ended June 30, 2020 we generated $3,630 in revenues. We generated $2,130 from Protel Management, $1,500 from firm Markus. Our cash balance was $2,248.

For the six months period ended June 30, 2020 we had $18,652 company expenses consist of $11,752 general and administration expense and $3,900 include accrued amount salary for shareholder and $450 payment for office rent. Our loss from operations was $15,022.

For the six months period ended June 30, 2019 we generated $4,670 in revenues. We generated $3,170 from Protel Management and $1,500 from firm Markus. Our cash balance was $1,155.

For the six months period ended June 30, 2019 we had $28,719 company expenses consist of $18,819 general and administration expense and $9,900 include accrued amount salary for shareholder and $450 payment for office rent. Our loss from operations was $24,049

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our plan of operations in the next twelve months, we need to raise at least $30,000 in addition to the costs of becoming a reporting company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate.

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

Liquidity and Capital Resources at June 30, 2020

Cash	$2,248

Total liabilities and stockholders' equity	$19,748

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of June 30, 2020 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2020, and June 30, 2019 we had cash of $2,248 and $1,155 respectively. We have fixed assets on our balance Construction Equipment net of depreciation total 17,500, Scaffolding and Rafters.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefit of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We would cease to be an emerging growth company upon the earliest of:

●	the first fiscal year after our annual gross revenues are $1 billion or more;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities;

●	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Changes in Internal Control Over Financial Reporting

On May 18, 2020 NV Share Services LLC purchased 35,000,000 shares of Common Stock of the Company from Andrii Guzii for $3,500.00 in cash. On June 24, 2020 NV Share Services LLC filed Form 13D with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 400,000 unregistered securities during the quarter ended June 30,2020 to NV Share Services LLC. for $0.01 per share for a total cash consideration of $4,000.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended June 30,2020 there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

$4,000 received after selling 400,000 common shares was to cover our quarterly expenses.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

An occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations and financial results. Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak, cannot be reasonably estimated at this time, but our results for the second quarter and also for full year 2020 be affected. There is no guarantee that our revenues will grow or remain at a similar level as a year ago.

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

August 21, 2020	Strong Solutions Inc.

	By:	/s/ Andrii Guzii
President, CEO