Form 10-Q
period 2020-09-30
STRONG SOLUTIONS INC.
filed 2020-11-10
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of September 30, 2020, there were 37,093,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

	PART I
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	3

	Statements of Operations for the three months ended September 30, 2020 and September 30, 2019 (Unaudited) and for the nine months ended September 30, 2020 and September 30, 2019 (Unaudited)	4

	Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2020 and 2019 (Unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II
	Other Information

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

STRONG SOLUTIONS, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,320	$1,770
Construction equipment from related party, net of depreciation	25,000	25,000
Accumulated Depreciation	(8,750)	(5,000)
Total Current Assets	20,570	21,770

Total Assets	$20,570	$21,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability
Related Party Accrued Shareholder Salary	$140,500	$131,500
Accounts Payable Loan from related party	3,000	-
Total Liabilities	143,500	131,500

Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 37,093,000 shares and 36,293,000 shares issued and outstanding as of September 30,2020 and December 31, 2019 respectively	3,709	3,629
Additional paid in capital	352,221	344,301
Accumulated deficit	(478,860)	(457,660)
Total stockholders' equity	(122,930)	(109,730)
Total Liabilities and Stockholders' Equity	$20,570	$21,770

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019 (UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019 (UNAUDITED)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Commissions revenue	$2,650	$3,660	$6,280	$8,330
Operating expenses:
General and administration expense	4,378	3,857	13,130	22,677
Related Party office rent, relocation and salary expense	4,450	4,950	11,350	14,850
Loan from Related Party	-	-	3,000	-
Total operating expenses	8,828	8,807	27,480	37,527
Net (loss) from operations before income taxes	(6,178)	(5,147)	(21,200)	(29,197)
Income tax	-	-	-	-
Net income (loss)	$(6,178)	$(5,147)	$(21,200)	$(29,197)
Profit (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weights average of shares outstanding	36,897,348	36,293,000	36,426,237	36,293,000

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE PERIOD ENDING SEPTEMBER 30, 2020

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)

Stocks for cash from NV Share Service	800,000	80	7,920	-	8,000
Net Loss	-	-	-	(21,200)	(21,200)

Balance, September 30, 2020	37,093,000	$3,709	$352,221	$(478,860)	$(122,930)

STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE PERIOD ENDING SEPTEMBER 30, 2019

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2018	36,293,000	$3,629	$344,301	$(422,725)	$(74,795)

Net Loss	-	-	-	(29,197)	(29,197)

Balance, September 30, 2019	36,293,000	$3,629	$344,301	$(451,922)	$(103,992)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019 (UNAUDITED)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash flows from operating activities:

Net income (loss)	$(21,200)	$(29,197)
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable	12,000	13,500
Depreciation	3,750	3,750
Net cash used in operating activities	(5,450)	(11,947)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	8,000	-
Net cash provided by financing activities	8,000	-

Net change in cash	2,550	(11,947)
Cash, beginning of the period	1,770	13,705
Cash, end of the period	$4,320	$1,758

Supplemental Disclosures regarding cash flows information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

As a development-stage enterprise, the Company had operating revenues through September 30, 2020. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $4,320 as of September 30, 2020 and net loss from operation of $6,178 for the three months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.We identify obligations in the contract with firm Markus. A contract includes promises to transfer temporary right to use construction equipment in their business for profit.

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

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. Deferred tax asset would be the net operating loss carryforward value at tax rates. Our net (loss) from operations before income taxes for the three months ended September 30, 2020 was $6,178 and for the three months ended September 30, 2019 was $5,147.

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

For the period from January 1, 2020 to September 30, 2020 there were some changes in common stock.

As of September 30, 2020, the Company had issued and outstanding 37,093,000 shares of common stock.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

We issued 5,000,000 common shares for cash at a purchase price of $0.002 per share to our director Mr.Guzii.

We issued 800,000 common shares for cash at a purchase price of $0.01 per share to NV Share Services LLC.

30,000,000 shares were issued to our director Mr.Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0,01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

Mr. Guzii sold his 35,000,00 shares of common stock for $3,500 to NV Share Services LLC on May 18, 2020. On May 18, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.00. On August 14, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.00.

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at September 30, 2020 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii is not any more our controlling shareholder. He represents the company and provides the services on our behalf to our clients firm Markus and Protel Management. We used his construction equipment to make our business with firm Markus from 2015 to 2018. End of the 2018 we put this equipment on the balance sheet since it is already our property.

We rent office from Mr. Guzii. We paid him the office rent fee $150 per month. We booked expense $450 for office rent from this related party for the three months ended September 30, 2020, and we count rental expense on our books.

Also, we paid $1,000 to Mr. Guzii for relocation.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through September 30, 2020, the Company issued 37,093,000 shares of common stock. 35,000,000 for our founder, 1,293,000 for non-affiliated investors for cash, received proceeds of $12,930 sold at $0.01 per share. On May 18, 2020 NV Share Services LLC purchased 35,000,000 shares of Common Stock of the Company from Andrii Guzii for $3,500.00 in cash. May 18, 2020 Strong Solutions Inc. sold 400,000 common shares to NV Share Services LLC for $4,000. August 14, 2020 Strong Solutions Inc. sold 400,000 common shares to NV Share Services LLC for $4,000.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended September 30, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Since our inception we have engaged in the following significant operating activities:

Company set up:

a.Incorporate company in state of Nevada

b.Set up main executive office in Ukraine

c.Open up bank account for the company

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director Commenced significant other operational activities, such as:

a.Have researched and identified potential clients

b.Have arranged for and met with various potential clients

c.Have drafted and began production of various marketing materials

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

For the 3d quarter of 2020 $ 1,650

Nine months 2020 $ 3,780

For the 3d quarter of 2019 $ 1,660

Nine months 2019 $ 4,830

We provide long term rental of construction equipment to firm Markus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. We received $1,500 in this quarter from firm Markus as a payment for this construction equipment in 3d quarter 2020.

We don’t have insurance to cover accidental damage but our agreement with firm Markus obligates them to pay the collateral value of $25,000 in case of total loss. Below we provide 9 months -to-9 months comparisons:

For the 3rd quarter of 2020	$1,000
For the nine months 2020	$2,500
For the 3rd quarter of 2019	$2,000
For the nine months 2019	$3,500

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We have fixed assets on our balance: Construction equipment net of depreciation $25,000.

We began count Depreciation Expense from January 2019 $1,250 for the three months. Our 9 months Depreciation Expense $3,750 and Accumulated Depreciation $8,750. For now, we indicated on our balance Total Current Assets $16,250.

Results of Operations for the nine months period ended September 30, 2020 and for the nine months period ended September 30, 2019

For the nine months period ended September 30, 2020 we generated $6,280 in revenues. We generated $3,780 from Protel Management and $2,500 from firm Markus. Our cash balance was $4,320.

For the nine months period ended September 30, 2020 we had $27,480 company expenses consist of $13,130 general and administration expense, $11,350 include office rent, relocation and salary expense and $3,000 Loan from Related Party. Our loss from operations was $21,200.

For the nine months period ended September 30, 2019 we generated $8,330 in revenues. We generated $4,830 from Protel Management and $3,500 from firm Markus. Our cash balance was $1,758.

For the period ended September 30, 2019 we had $37,527 company expenses consist of $22,677 general and administration expense and $13,500 include accrued salary and $1,350 payment for office rent. Our loss from operations was $29,197.

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

Liquidity and Capital Resources at September 30, 2020
Cash	$4,320
Total Liabilities and stockholders’ equity	$20,570

Liquidity and Capital Resources

As of September 30, 2020, and September 30, 2019 we had cash of $4,320 and $1,758 respectively.

We have fixed assets on our balance Construction Equipment with Total Current Assets $16,250 and $20,000 respectively.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of September 30, 2020 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects that may result from the possible inability of the Company to continue as a going concern.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefit of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We would cease to be an emerging growth company upon the earliest of:

•the first fiscal year after our annual gross revenues are $1 billion or more;

•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities;

•as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 400,000 unregistered securities during the quarter ended September 30,2020 to NV Share Services LLC. for $0.01 per share for a total cash consideration of $4,000.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2020 there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

$4,000 received after selling 400,000 common shares was to cover our quarterly expenses.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

An occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations and financial results. Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak, cannot be reasonably estimated at this time, but our results for the nine months and also for full year 2020 be affected. There is no guarantee that our revenues will grow or remain at a similar level as a year ago.

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

Strong Solutions, Inc.

November 10, 2020	By:	/s/Andrii Guzii
Andi Guzii
President, CEO