Form 10-K
period 2020-12-31
STRONG SOLUTIONS INC.
filed 2021-03-02
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

102 N. Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

775-434-4451

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020 was $12,930 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 31,2020, there were 38,193,000 shares of our common stock authorized for issue and outstanding.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “will continue”, “will result”, “would “intends,” “plans,” “believes,” “seeks” and “estimates”, predicts,” “potential,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements. This discussion represents the best present assessment from our Management. All forward-looking statements speak only as of the date of this Transition Report or, in the case of any documents incorporated by reference in this Transition Report, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

Item 1. Business

Overview of Our Business

Strong Solutions Inc. (referred to in this Report as “Strong Solutions,” the “Company,” “we”, “our”, or “us”) is a real estate property management company, also make construction equipment rental business in Eastern Europe, and specifically in Ukraine.

At the date of this report, we have one client (Protel Management) for whom we provide property management service for real estate located in Ukraine and we have one client (firm Marcus) for whom we provide construction equipment rental service. From both clients, we received income of the past five years. It has been the source of all the revenue we have received since inception.

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

•Face to face meetings and calls;

•Advertising;

•Referrals

We are building our public relations program to gain more customers, increase visibility, and heighten awareness of us and our services and capabilities. The goals of our public relations program are:

•Clearly establish us as a provider of property management and rental equipment services;

•Differentiate us and our services from competitors;

•Create a greater awareness with potential clients and partners;

•Identify us as strong, trusted, and progressive through our partnerships and services.

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

Business Strategy

We intend to provide property management, maintenance, rehabilitation to meet our clients’ needs. Our strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a large, robust property management firm. We have adopted a multi-step growth plan:

•Offering property management services for both commercial and residential spaces. The infrastructure across Ukraine is being adversely impacted by the conflict with neighboring Russia, thus requiring high quality, cost efficient solutions to make such properties usable again.

•Offering construction equipment rental for those properties that already have their own maintenance teams but don’t own their own equipment outright. The inventory of equipment that we will hold for rental will also be available for use with our property rehabilitation and property management services.

•We are first offering our services in Kharkov, and plan to expand our reach on a city-by-city basis, expanding geographically to meet the demand for property management and as well as property rehabilitation and construction equipment rental.

•We seek to be a ‘one-stop shop’ for the building owners. Additionally, for those building owners who either cannot afford a full-time property manager, or have so few properties that they prefer to manage themselves, we offer property management and rehabilitation services to help those building owners make the most of their time and extract the most value from their property.

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

Also, we intend to introduce our products and services for new clients to capture revenue streams from new clients as well as utilizing existing relationships, and obtain new revenues as the market matures. We believe our path to revenue and growth will be through acquiring clients:

•from organizations with which our management has existing relationships;

•from competitors by demonstrating superior, quality, and reliability at a lower cost;

•by implementation of our marketing plan.

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

Dependence Upon Current Clients

We have only two current clients from which we generate income and in case one of them leaves we are at risk of declining incomes. If both leave and we do not find new clients our business will stop. An occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations and financial results. As a result, it was affected financial condition. In 4th quarter we didn’t received revenue from firm Markus and now looking for a new client.

Small revenue

We still can’t generate significant revenues. The revenues we have generated from operations makes it difficult for you to evaluate our future business and make decisions based on those estimates of our future performance. In 2020, we have generated revenues of $7,930. For now, it is difficult to forecast our future results based upon our historical data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable and incur losses, which may result in a decline in our stock price.

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

Dependence from company who use our construction equipment

If company who use our construction equipment will discontinue work with us, our business would be adversely affected. In 2020 we had 2 lockdowns in Ukraine and it’s negatively impacted to our client firm Marcus and accordingly, their ability to continue using our construction equipment.

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

•Level of government involvement in the economy;

•Control of foreign exchange rate;

•Balance of payments position;

•International trade restrictions; and

•International conflict.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31,2020, we had 32 non-affiliated shareholders in our record held 1,293,000 common shares. Action Stock Transfer Corporation is our transfer agent, located at: 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Phone # (801) 274-1088.

Holders

The company authorized 75,000,000 Common shares $0.0001 par value.

For the period from January 1, 2020 to December 31, 2020 there were some changes in common stock.

As of December 31, 2020, the Company had issued and outstanding 38,193,000shares of common stock.

We issued 1,293,000 common shares for cash at a purchase price of $0.01per share to 31 nonaffiliated shareholders.

We issued 5,000,000 common shares for cash at a purchase price of $0.002per share to our director Mr.Guzii.

30,000,000 shares were issued to our director Mr.Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at $0.01 per share.

Mr. Guzii sold his 35,000,00 shares of common stock for $3,500 to NV Share Services LLC on May 18, 2020.

On May 18, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.

On August 14, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000

On November 3, 2020, the company sold 800,000 shares of common stock to NV Share Services, LLC for$8,000

December 8, 2020, the company issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020.

As of December 31,2020, there were 38,193,000shares of the Company’s common stock.

36,600,000 were held by NV Share Services, LLC,300,000 were held by our directorMr.Guzii,1,293,000 were held by 32 non-affiliated shareholders.

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

Recent Sales of Unregistered Securities

The Company sold 1,600,000 unregistered securities during the reported year ended December 31,2020 to NV Share Services, LLC for $0.01 per share for a total cash consideration of $16,000.

Also company issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020.

Item 6. Selected Financial Data

Not applicable.

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

Secured initial capital by a contribution from our founder, Chief Executive Officer and Director Commenced significant other operational activities, such as:

a. Have researched and identified potential clients

b. Have arranged for and met with various potential clients

c. Have drafted and began production of various marketing materials

In 2020, we provide services based on two written agreements with:

Protel Management, LLC and Firm Markus.

The services what we contribute to Protel Management include: Manage the property, find the tenants for lease, assist work directly with tenants about make the payments in time, handling maintenance, watch that all equipment’s as: elevators, fire and gas alarms, sewerage, phone lines, refrigerators, etc., work properly. If repair is required, then contact with services to fix it. Below we provide comparisons for 2020 and 2019.

In 2020 $5,430

In 2019 $6,480

We provide long term rental of construction equipment to firm Marcus. This equipment includes:

Scaffoldings and Rafters for outside and inside work. Technically this equipment uses all year around, but more in demand in warm weather. We received $500 a month form firm Marcus as a payment for this construction equipment. We don’t have insurance to cover accidental damage but our agreement with firm Marcus obligate their pay the collateral value $25,000 in case of total loss. Below we provide comparisons for 2020 and 2019.

In 2020 $2,500

In 2019 $5,000

Liquidity

We don’t know about trends or any demands, commitments, events or uncertainties that will result to our liquidity increasing or decreasing in any material way.

Capital resources

We have fixed assets on our balance net of depreciation 25,000. Scaffolding cost $20,000 and Rafters $5,000.

Results of Operations for the Year ended December 31, 2020 and December 31, 2019

As indicated in the Financial Statements included in this Report as of December 31, 2020we generated $7,930 in revenues and $11,480 during the year ended December 31,2019. In 2020, we generated $5,430 from Protel management and $2,500 from firm Marcus. In 2019, we generated $6,480 from Protel management and $5,000 from firm Marcus.

Operating expenses during the year ended December 31, 2020, were $43,243 which were general and administrative expense and office rent and salary expense.

Operating expenses during the year ended December 31, 2019, were $46,415 which were general and administrative expense and equipment rental, office rent and salary expense.

An occurrence of COVID-19 pandemic has negatively affected our operations and financial results. As a result, it was affected financial condition and our revenue were decreased for full year of 2020.Our revenue in 2020 from Protel management was decreased on $1050 in compare with 2019 and we also had decreased revenue from firm Marcus on $2,500 in 2020 as in 2019.

We had stock compensation expense in 2020. We issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020.

Our general and administration expenses in 2020 were lower than in 2019 on $4,172. Our Related Party Equipment rental, office rent and salary expense for 2020 were$17,800 and $19,800 in 2019.

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

The following table presents and compares our results of our operations for the12 months 2020 and12 months 2019.

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Revenue	$7,930	$11,480
Total operating expenses	$43,243	$46,415
(Loss)	$(35,313)	$(34,935)
Weighted average of shares outstanding	36,739,467	36,293,000

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

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of December 31, 2020 and the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Strong Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strong Solutions, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 2, 2021

STRONG SOLUTIONS, INC.

BALANCE SHEETS (AUDITED)

DECEMBER 31, 2020, DECEMBER 31, 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets:

Cash and cash equivalents	$2,457	$1,770

Construction equipment from related party, net of depreciation	25,000	25,000
Accumulated Depreciation	(10,000)	(5,000)
Total Fixed Assets	15,000	20,000

Total Assets	$17,457	$21,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liability:

Related Party Accrued Shareholder Salary	$140,500	$131,500
Accounts Payable Loan from Related Party	3,000	-
Total Liabilities	143,500	131,500

Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 38,193,000 shares and 36,293,000 shares issued and outstanding in 2020 and 2019 respectively	3,819	3,629
Additional paid in capital	363,111	344,301
Accumulated deficit	(492,973)	(457,660)
Total stockholders' equity	(126,043)	(109,730)
Total Liabilities and Stockholders' Equity	$17,457	$21,770

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (AUDITED)

YEAR ENDED DECEMBER 31, 2020

YEAR ENDED DECEMBER 31, 2019

	For the year ended	For the year ended
	December 31,	December 31,
	2020	2019
Commissions revenue	$7,930	$11,480

Operating expenses:
General and administration expense	22,443	26,615
Related Party office rent, salary, relocation, business development	17,800	19,800
Loan from Related Party	3,000	-
Total operating expenses	43,243	46,415

Net (loss) from operations before income taxes	(35,313)	(34,935)

Income tax	-	-
Net income (loss)	$(35,313)	$(34,935)

Profit (Loss) per common share	$(0.00)	$(0.00)

Weights average of shares outstanding	36,739,467	36,293,000

STRONG SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

ON DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Common Stock
	Shares	Par	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2015	5,000,000	$500	$9,500	$(44,618)	$(34,618)
Net profit (Loss) for Year 2016	-	-	-	(32,703)	(32,703)

Balance December 31, 2016	5,000,000	500	9,500	(77,321)	(67,321)
Stocks for Cash	1,293,000	129	12,801	-	12,930
Stocks For repayment of accrued Related Party salary and compensation	30,000,000	3,000	297,000	-	300,000
Net Loss for 2017	-	-	-	(314,933)	(314,933)

Balance, December 31, 2017	36,293,000	3,629	319,301	(392,254)	(69,324)

Net Loss for 2018	-	-	25,000	(30,471)	(5,471)

Balance, December 31, 2018	36,293,000	3,629	344,301	(422,725)	(74,795)

Net Loss for 2019	-	-	-	(34,935)	(34,935)

Balance, December 31, 2019	36,293,000	3,629	344,301	(457,660)	(109,730)
Stocks for cash from NV Share Service LLC	1,600,000	160	15,840	-	16,000
Stocks For repayment of accrued salary	300,000	30	2,970	-	3,000
Net Loss for 2020	-	-	-	(35,313)	(35,313)

Balance, December 31, 2020	38,193,000	$3,819	$363,111	$(492,973)	$(126,043)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (AUDITED)

YEAR ENDED DECEMBER 31, 2020

YEAR ENDED DECEMBER 31, 2019

	For the year ended	For the year ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(32,313)	$(34,935)

Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accounts Payable	12,000	18,000
Depreciation	5,000	5,000
Net cash used in operating activities	(15,313)	(11,935)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	16,000	-
Net cash provided by financing activities	16,000	-

Net change in cash:	687	(11,935)
Cash, beginning of the period	1,770	13,705
Cash, end of the period	$2,457	$1,770

Supplemental Disclosures regarding cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

As a development-stage enterprise, the Company had limited operating revenues through December 31,2020. Recorded Commission Revenue was generated from Ukrainian clients. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $2,457 as of December 31, 2020 and net loss from operation of $32,313. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue recognition

We base our judgment on guidance ASC 606.Accounting Standards Update 2016-08.

All revenues appear in current periods to be recognized as gross.

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

2.We determine the transaction price $500 in a month. The transaction price is the reasonable amount of which we and firm Markus were agree. The transaction price in 2020 was a fixed amount. We didn’t receive revenue from firm Markus in full because we followed “Stay home” mandatory policy issued by Ukrainian government to reduce the spread COVID-19.

3.We recognize revenue from firm Markus when we received the payment.

4.Also, we recognize revenue from Protel Management when we received the payment.

5.The transaction price also can include variable consideration. In our property management service with Protel Management we received changeable revenue. If the consideration is variable, we estimate the amount of consideration to which we will be entitled in exchange for the services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. Deferred tax asset would be the net operating loss carryforward value at tax rates. Our Net Operating Loss for 2020 ($32,313) and Net Operating Loss for 2019 ($34,935).

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

We issued 1,293,000 common shares for cash at a purchase price of $0.01per share to 32 nonaffiliated shareholders.

30,000,000 shares were issued to our founder Mr.Guzii of repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at $0.01 per share.

Mr. Guzii sold his 35,000,00 shares of common stock for $3,500 to NV Share Services LLC on May 18, 2020.

On May 18, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.

On August 14, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000

On November 3, 2020, the company sold 800,000 shares of common stock to NV Share Services, LLC for$8,000

December 8, 2020, the company issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020.

As of December 31,2020, there were 38,193,000 shares of the Company’s common stock. 36,600,000 were held by NV Share Services LLC, 300,000 held by our director Mr. Guzii,1,293,000 held by 32 non-affiliated shareholders.

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. Our cash balances at December 31, 2020 were within FDIC insured limits.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Guzii represents the company and provides the services on our behalf to our clients firm Marcus and Protel Management. We pay Mr. Guzii $450 per quarter for the office rent. Our annual rental payment for 2020 was $1,800. Also, in 2020 he received $12,000 accrued salary. We do not have an employment agreement with Mr. Guzii.

Director of Protel Management Sergii Povaliaiev also is our shareholder. He holds 25,000 common shares – it is lower than 0.1% of total issued common shares. Our annual revenue from Protel Management for 2020 was $5,430 and for 2019 was $6,480 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

From our inception on June 18, 2014 through December 31, 2020, the Company issued 38,193,000 shares of common stock.1,293,000 for non-affiliated investors for cash, received of $12,930 sold at 0.01 per share.

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

Our CEO Andrii Guzii is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting. He following to these public reporting requirements and controls from 2014 and have enough experience to manage the company. Also, he received 6-year knowledge, experience and training in the application of U.S. GAAP commensurate with financial reporting requirement. If necessary Mr. Guzii obtain outside assistance from legal, transfer agent or other professionals.

Changes in Internal Control Over Financial Reporting

On May 18, 2020 NV Share Services LLC purchased 35,000,000 shares of Common Stock of the Company from Andrii Guzii for $3,500.00 in cash. On June 24, 2020 NV Share Services LLC filed Form 13D with the Securities and Exchange Commission.

Item 9B Other Information

An occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations and financial results. As a result, it was affected financial condition and our revenue were decreased for full year of 2020.

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

Name	Age	Position	Beginning Date
Andrii Guzii	40	Chief Executive Officer, Chief Financial Officer and Director	Inception

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in 2020concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Since inception, we have not paid salary to Mr. Guzii in his capacity of sole director and our only executive officer. We expect to pay him an annual salary of $40,000 when we have funding or revenues available for that purpose. We do not have an employment agreement with Mr. Guzii. His accrued annual salary for 2020was $12,000.

December 8, 2020, the company issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020. Accrued annual salary for 2019was $18,000.

Summary Compensation

As of December 31, 2020, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of December 31, 2020.The ownership of our common stock by each person known by us to be the beneficial owner 1of our outstanding common stock, our directors, and our executive officers and directors and executive officers as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

Name	Number of Shares of Common stock	Percentage
NV Share Services, LLC	36,600,000	95,82%
Andrii Guzii	300,000	0.78%

Total	36,900,000	96.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Guzii is our officer. He represents the company and provides services on our behalf to our clients firm Marcus and Protel Management. We do not have an employment agreement with Mr. Guzii. From inception by now he didn’t receive accrued salary that indicated in our books.

We rent office from Mr. Guzii and pay for this $1,800in 2020. His accrued annual salary for 2020was $12,000.

We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

We paid to our auditor BF Borgers CPA PC, for professional services rendered for the audit of our financial statements in 2020 $12,000. No other fees were billed or incurred for services by our auditor other than the fees noted above.

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

Strong Solutions Inc.

March 2, 2021	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Strong Solutions Inc.

March 2, 2021	By:	/s/ Andrii Guzii
Andrii Guzii
Director, CEO