Form 10-Q
period 2021-03-31
STRONG SOLUTIONS INC.
filed 2021-09-28
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS INC.

(Exact name of Registrant as specified in its charter)

Nevada         38-3942046

(State of incorporation)        (IRS Employer ID Number)

102 N. Curry Street Carson City, NV 89703

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

Yes ☒  No ☐

As of March 31, 2021, there were 39,551,000 shares of our common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

STRONG SOLUTIONS, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

	-	-
Assets of discontinued operations	-	17,457
TOTAL ASSETS	$-	$17,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	2,512	-
Liabilities of discontinued operations	146,350	143,500
Total current liabilities	148,862	143,500

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 75,000,000 shares authorized; 39,551,000 and 38,193,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3,955	3,819
Additional paid in capital	829,483	363,111
Accumulated deficit	(982,300)	(492,973)
Total stockholders' deficit	(148,862)	(126,043)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$17,457

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

		For the three months ended
		March 31,
		2021		2020

Operating expenses
Stock based compensation – related party		461,125		-
General and administrative		6,078		-
Total operating expense		467,203		-

Other Income (Expense)
Interest expense		(13)		-
Loss from disposition of discontinued operations		(17,061)
Total other income (expense)		(17,074)		-

Net loss from continuing operations		(484,277)		-
Net loss from discontinued operations		(5,050)		(8,348)
Net loss		$(489,327)		$(8,348)
Net loss per common share – basic and diluted	$		$
Continuing operations		(0.00)		(0.00)
Discontinued operations		(0.00)		(0.00)
		(0.00)		(0.00)
Weighted average common shares outstanding – basic and diluted		38,730,231		36,293,000

STRONG SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	38,193,000	$3,819	$363,111	$(492,973)	$(126,043)

Common stock issued to related party for cash	526,200	53	5,147		5,200
Common stock issued to related party for services	81,800	8	800		808
Stock compensation paid to CEO	750,000	75	460,425		460,500
Net loss for the period		-	-	(489,327)	(489,327)
Balance March 31, 2021	39,551,000	$3,955	$829,483	$(982,300)	$(148,862)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)

Net loss for the period		-	-	(8,348)	(8,348)
Balance March 31, 2020	36,293,000	$3,629	$344,301	$(466,088)	$(118,078)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss from continuing operations	$(484,277)	$-
Net loss from discontinued operations	(5,050)	(8,348)
Net loss	(489,327)	(8,348)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party for services	808	-
Shares issued to CEO	460,500	-
Loss on disposition of discontinued operations	17,457	6,000
Changes in assets and liabilities
Accounts payable and accrued expenses	5,362	-
Loan payable – related party	-	1,250
NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(5,200)	-
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	-	7,250
NET CASH USED IN OPERATION ACTIVITIES	(5,200)	(1,098)
Common stock issued to related party	5,200	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,200	-

EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE (DECREASE) IN CASH	-	(1,098)

CASH – BEGINNING OF PERIOD	-	1,770
CASH – END OF PERIOD	$-	$672
LESS NET CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	(672)
NET CASH FROM CONTINUING OPERATIONS – END OF PERIOD	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

NON-CASH INVESTING AND FINANCING ACTIVITES:

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

AND THE YEAR ENDED DECEMBER 31, 2020

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014 to engage in the business of real estate management, maintenance and rehabilitation and construction equipment rental in Ukraine. The Company provided this service for companies and individuals outside of the United States of America.

As a development-stage enterprise, the Company had no operating revenue from December 31, 2020 through March 31, 2021 as a result of lockdowns from COVID 19 in the Ukraine.  As a result, a special shareholders meeting was held on March 22, 2021 and a new board of directors elected.

A special board meeting was then held on April 5, 2021 at which officers were appointed and all business in the Ukraine cancelled, including office rent for Mr. Guzii, resulting in no Commission Revenue generated from Ukrainian clients. The Company is currently devoting substantially all its present efforts to securing and establishing a new business in the United States.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $0 as of March 31, 2021 and net loss from operation of $405,239 for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

The Company considers all highly liquid instruments and tries to work in cash equivalent segment. The Company’s funds are deposited in insured institutions.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation. The historical cost of acquiring an item of fixed assets includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Costs associated with repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Guzii was our controlling shareholder. He represented the company and provided the services on our behalf to our clients Markus and Protel Management. Mr. Guzii sold his controlling interest to NV Share Services LLC on May 13, 2020. On March 22, 2021 a

Special Shareholders Meeting was held at which Mr. Guzii was removed as an officer and director of the Company without prejudice due to the Covid 19 Pandemic, at the request in writing by NV Share Services LLC. On April 5, 2021 a special board meeting was held at which all business in the Ukraine was cancelled, effective January 1, 2021, so that the Company could devote all of its time to finding new business in the United States.

We rented office space from Mr. Guzii in Ukraine for $450 a month. As of January 1, 2021 we are no longer renting office space from Mr. Guzii.  We do not have an employment agreement with Mr. Guzii.

A director of Protel Management, Sergii Povaliaiev, also is a shareholder. He holds 25,000 common shares – it is lower than 0.1% of total issued common shares.

On February 24, 2021 the Company issued 750,000 of common stock to Mr. Andrii Guzii as compensation for services valued at $460,500.  On that same date, the Company issued 608,000 shares of common stock to NV Share Services LLC for cash valued at $6,080.

NOTE 6 – COMMON STOCK

The company authorized 75,000,000 Common shares $0.0001 par value.

We issued 300,000 shares of common stock to Andrii Guzii in consideration of expenses incurred on December 9, 2020.

We issued 800,000 shares of common stock to NV Share Services LLC in consideration of $8,000 in cash on December 7, 2020.

We issued 400,000 shares of common stock to NV Share Services LLC in consideration of $4,000 in cash on August 27, 2020.

We issued 400,000 shares of common stock NV Share Services LLC in consideration of $4,000 in cash on May 26, 2020.

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

On February 24, 2021 the Company issued 750,000 of common stock to Mr. Andrii Guzii as compensation for services valued at $460,500.  On that same date, the Company issued 608,000 shares of common stock to NV Share Services LLC for cash valued at $5,200 and services valued at $880.

As of March 31, 2021, the Company had issued and outstanding 39,551,000 shares of common stock.

NOTE 7 – DISCONTINUED OPERATIONS

 The Company has just two contracts for property management and equipment rental in the Ukraine where the Pandemic has affected our business and as a result the Board of Directors has canceled its contracts with both Protel Management and Marcus effective January 1, 2021. The office rented for the Company has also been canceled as of January 1, 2021.

We provide property management services for Protel Management in the Ukraine. We own construction equipment which is rented out to Marcus monthly. Protel’s property is vacant due to the Pandemic. Marcus’ equipment rental stopped due the Pandemic. With no further business interests in the Ukraine, the Company stopped paying office rent as of January 1, 2021, as determined by the Board of Directors.

The major classes of assets and liabilities of Strong Solutions, Inc. at March 31, 2021 are as follows:

	March 31,	December 31
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$-	$2,457

Total current assets	-	-
Non-current assets
Equipment, net	-	15,000
Assets of discontinued operations	$-	$17,457

LIABILITIES
Current liabilities
Related party accrued shareholder salary	$140,500	$140,500
Accounts payable loan from related party	3,000	3,000
Total current liabilities	143,500	143,500
Liabilities of discontinued operations	143,500	143,500

Net (liabilities) assets of discontinued operations	$(143,500)	$(126,043)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

On April 5, 2021 a Special Board Meeting was held at which all contracts, including Mr. Guzii’s office, in the Ukraine were cancelled, effective January 1, 2021, due to the Covid 19 Pandemic and the Company’s focus on new business in the United States. On that same date,  David Anderson was appointed President by a majority of the Board of Directors and Eric Stevenson was appointed Treasurer by a majority of the Board of Directors.

On April 05, 2021, the Board of Directors unanimously approved issuing 500,000 shares of common stock to each Director as compensation for serving on the Board. The Board of Directors unanimously approved issuing 500,000 shares of common stock to each Officer as compensation for serving as Management for Strong Solutions, Inc. In addition, each Officer will receive $10,000 a month in compensation and if no funds are available, the compensation shall accrue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2021, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Strong Solutions, Inc. a Nevada Corporation unless the context otherwise indicates.

Forward-Looking Statements

Our Form 10 contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act.  Unless the context is otherwise, we use words such as “anticipate”, “assumption”, ”believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty  of and information about future events or outcomes and statements about performance that is not an historical fact to identify these  forward–looking statements. Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward–looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward–looking statements. It is important to note that our actual results may differ materially from those anticipated in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this registration statement.

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

Business Overview

Mr. Guzii founded the Company to engage in real estate management and consulting, maintenance and rehabilitation, and construction equipment rental in the Ukraine. At the date of this report a new board was elected, Mr. Guzii was removed as a Director and Officer without prejudice and new officers appointed.  The exit from the Ukraine was due to the Covid 19 Pandemic and focusing the Company’s business efforts in the United States.   We have cancelled all contracts with Protel Management and Markus, as well as cancelling the office rented for Mr. Guzii.

We are now committed to developing new business in the United States.

Results of Operations for the three months period ended March 31, 2021 and for the three months period ended March 31, 2020

For the three months period ended March 31, 2021 we generated $0 in revenues.

For the three months period ended March 31, 2021 we had $467,203 company expenses consist of $6,078 general and administration expense, and $461,125 in Stock based compensation.  The stock-based compensation of $460,500 was paid to our CEO Mr. Andrii Guzii. Our loss from operations was $484,277.

For the three months period ended March 31, 2020 we generated $2,530 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter.  There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

During the startup period, our operations were limited due to the limited amount of funds on hand. Our goal was to profitably market and rent our construction equipment and sell related property management and property rehabilitation services.  This business was discontinued January 1, 2021 due to several lockdowns in the Ukraine due to the Covid 19 Pandemic.  The Board of Directors determined that after three years and no growth in revenue in the Ukraine that it would be better for the Company to cancel all Ukraine contracts and focus on new business in the United States.

Liquidity and Capital Resources

As of March 31, 2021, and March 31, 2020 we had cash of 0 and $2,457 respectively.

We had fixed assets on our balance total $15,000 in Scaffolding and Rafters.

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

ITEM 4. CONTROLS AND PROCEDURES

Laws and regulations use controls, disclosure obligations and other restrictions that affect the property management development in the Ukraine. Such laws and regulations tend to discourage rent and leasing activities. Transactions in which we were involved may be delayed or abandoned as a result of these restrictions.

We are implementing procedures to control advertising and promotions. These procedures are necessary to assure our proper representation and include review of all advertising material and restrictions on how our clients and others can advertise using our brand.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

ITEM 1A. RISK FACTORS

Because we are classified as an Emerging Growth Company under the federal securities laws, we are not required to include risk factors in this 10Q report. The risk factors were included in our form 10.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold unregistered securities during the quarter ended March 31 ,2021.  NV Share Services LLC paid cash, $0.01 per share of common stock, to purchase 608,000 shares for $6,008 in cash on February 24, 2021.  We issued 750,000 shares of common stock to Mr. Andrii Guzii on February 24, 2021 for compensation valued at $460,500.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31, 2021 there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.Description

31.1Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)

32.1Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strong Solutions Inc.

September 27, 2021

By:/s/ Eric Stevenson

Secretary/Treasurer