Form 10-Q
period 2021-06-30
STRONG SOLUTIONS INC.
filed 2021-11-15
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

 (Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

1894 William St. Ste 4 – 250, Carson City, NV 89701

(Address of Principal Executive Offices) Zip Code

775-434-4451

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGOU	OTC Pinksheets

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

Yes ☒ No ☐

As of June 30, 2021, there were 42,051,000 shares of our common stock issued and outstanding.

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

STRONG SOLUTIONS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-
	-	-
Assets of discontinued operations	-	17,457
TOTAL ASSETS	$-	$17,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	68,498	-
Note payable – related party	5,456	-
Liabilities of discontinued operations	146,350	143,500
Total current liabilities	220,305	143,500

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 75,000,000 shares authorized; 42,051,000 and 38,193,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	4,205	3,819
Additional paid in capital	853,939	363,111
Accumulated deficit	(1,078,449)	(492,973)
Total stockholders’ deficit	(220,305)	(126,043)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$17,457

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses
Stock based compensation – related party	-	-	460,425	-
General and Administrative expenses	96,156	-	102,934	-
Total operating expense	96,156	-	563,359	-

Loss from operations	(96,156)	-	(563,359)	-

Interest expense	7	-	(6)	-
Loss from disposition of discontinued operations	-	-	(17,061)	-
Total other income (expenses)	7	-	(17,067)	-

Net loss from continuing operations	(96,149)	$-	$(580,426)	$-
Net loss from discontinued operations	-	(6,674)	(5,050)	(15,022)
Net loss	$(96,149)	$(6,674)	$(585,476)	$(15,022)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	39,726,824	36,693,000	39,360,396	36,693,000

STRONG SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	38,193,000	$3,819	$363,111	$(492,973)	$(126,043)

Common stock issued to related party for cash	526,200	53	5,147		5,200
Common stock issued to related party for services	81,800	8	800		808
Stock compensation paid to CEO	750,000	75	460,425		460,500
Net loss for the period	-	-	-	(489,327)	(489,327)
Balance March 31, 2021	39,551,000	$3,955	$829,483	$(982,300)	$(148,862)

Common stock issued to related party for services	2,500,000	250	24,456		24,706
Net loss for the period	-	-	-	(96,149)	(96,149)
Balance June 30, 2021	42,051,000	$4,205	$853,939	$(1,078,449)	$(220,305)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)

Net loss for the period	-	-	-	(8,348)	(8,348)
Balance March 31, 2020	36,293,000	$3,629	$344,301	$(466,088)	$(118,078)

Net loss for the period	-	-	-	(6,674)	(6,674)
Balance June 30, 2020	36,293,000	$3,629	$344,301	$(472,762)	$(124,752)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss from continuing operations	$(580,426)	$-
Net loss from discontinued operations	(5,050)	(15,022)
Net loss	(585,476)	(15,022)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party for services	25,514	-
Shares issued to CEO	460,500	-
Loss on disposition of discontinued operations	17,457	-
Changes in assets and liabilities
Accounts payable and accrued expenses	63,644	-
Loan payable – related party	10,310	-
NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(8,050)	-
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	2,850	11,500
NET CASH USED IN OPERATION ACTIVITIES	(5,200)	(3,522)
Common stock issued to related party	5,200	-
NET CASH PROVIDED BY CONTINUED FINANCING ACTIVITIES	5,200	-
NET CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		4,000
EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE (DECREASE) IN CASH	-	478

CASH – BEGINNING OF PERIOD	-	1,770
CASH – END OF PERIOD	$-	$2,248
LESS NET CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	(2,248)
NET CASH FROM CONTINUING OPERATIONS – END OF PERIOD	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

NON-CASH INVESTING AND FINANCING ACTIVITES:	-	-

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As a development-stage enterprise, the Company had no operating revenue from December 31, 2020 through June 30, 2021 as a result of lockdowns from COVID 19 in the Ukraine. As a result, a special shareholders meeting was held on March 22, 2021 and a new board of directors elected.

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

On April 05, 2021, the Board of Directors unanimously approved issuing 500,000 shares of common stock to each Director as compensation for serving on the Board. The Board of Directors unanimously approved issuing 500,000 shares of common stock to each Officer as compensation for serving as management for Strong Solutions, Inc. In addition, each Officer will receive $10,000 a month in compensation and if no funds are available, their compensation shall accrue.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $0 as of June 30, 2021 and net loss from operation of $563,359 for the six months ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Guzii was our controlling shareholder. He represented the company and provided services on our behalf to our clients Markus and Protel Management. Mr. Guzii sold his controlling interest to NV Share Services LLC on May 13, 2020. On March 22, 2021 a Special Shareholders Meeting was held at which Mr. Guzii was removed as an officer and director of the Company without prejudice due to the Covid 19 Pandemic, at the request in writing by NV Share Services LLC. On April 5, 2021 a special board meeting was held at which all business in the Ukraine was cancelled, effective January 1, 2021, so that the Company could devote all of its time to finding new business in the United States.

We rented office space from Mr. Guzii in Ukraine for $450 a month. As of January 1, 2021, we are no longer renting office space from Mr. Guzii. We do not have an employment agreement with Mr. Guzii.

On February 24, 2021 the Company issued 750,000 shares of common stock to Mr. Andrii Guzii as compensation for services valued at $460,500. On that same date, the Company issued 608,000 shares of common stock to NV Share Services LLC for cash valued at $6,080.

On June 15, 2021 the Company issued 1,000,000 shares of common stock to Mr. Eric Stevenson as compensation for services valued at $9,882.

On June 15, 2021 the Company issued 1,000,000 shares of common stock to Mr. David Anderson as compensation for services valued at $9,882.

On June 15, 2021 the Company issued 500,000 shares of common stock to Mr. Oscar Kaalstade as compensation for services valued at $4,943.

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

30,000,000 shares were issued to Mr. Andrii Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at 0.01 per share.

On February 24, 2021 the Company issued 750,000 of common stock to Mr. Andrii Guzii as compensation for services valued at $460,500. On that same date, the Company issued 608,000 shares of common stock to NV Share Services LLC for cash valued at $5,200 and services valued at $880.

On June 15, 2021 the Company issued a total of 1,000,000 shares of common stock to Mr. Eric Stevenson as compensation for services as both an officer and director valued at $9,882.

On June 15, 2021 the Company issued a total of 1,000,000 shares of common stock to Mr. David Anderson as compensation for services as both an officer and director valued at $9,882.

On June 15, 2021 the Company issued 500,000 shares of common stock to Mr. Oscar Kaalstade as compensation for services valued at $4,943.

As of June 30, 2021, the Company had issued and outstanding 42,051,000 shares of common stock.

NOTE 7 – DISCONTINUED OPERATIONS

The Company has just two contracts for property management and equipment rental in the Ukraine where the Pandemic has affected our business and as a result the Board of Directors has canceled its contracts with both Protel Management and Marcus effective January 1, 2021. The office rented for the Company has also been canceled as of January 1, 2021.

We provided property management services for Protel Management in the Ukraine. We owned construction equipment which was rented out to Marcus monthly. Protel’s property is vacant due to the Pandemic. Marcus’ equipment rental stopped due the Pandemic. With no further business interests in the Ukraine, the Company stopped paying office rent as of January 1, 2021, as determined by the Board of Directors and all business in Ukraine was cancelled.

The major classes of assets and liabilities of Strong Solutions, Inc. at June 30, 2021 are as follows:

	June 30,	December 31
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$-	$2,457

Total current assets	-	-
Non-current assets
Equipment, net	-	15,000
Assets of discontinued operations	$-	$17,457

LIABILITIES
Current liabilities
Related party accrued shareholder salary	$143,500	$140,500
Accounts payable loan from related party	3,000	3,000
Total current liabilities	146,350	143,500
Liabilities of discontinued operations	146,500	143,500

Net (liabilities) assets of discontinued operations	$(146,500)	$(126,043)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the six months ended June 30, 2021, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Strong Solutions, Inc. a Nevada Corporation unless the context otherwise indicates.

Forward-Looking Statements

Our Form 10 contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act. Unless the context is otherwise, we use words such as “anticipate”, “assumption”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward–looking statements. Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward–looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward–looking statements. It is important to note that our actual results may differ materially from those anticipated in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this registration statement.

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

Business Overview

Mr. Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in the Ukraine. At the date of this report a new board was elected, Mr. Guzii was removed as a Director and Officer without prejudice and new officers appointed. The exit from the Ukraine was due to the Covid 19 Pandemic and focusing the Company’s business efforts in the United States. We have cancelled all contracts with Protel Management and Markus, as well as cancelling the office rented for Mr. Guzii.

We are now committed to developing new business in the United States.

Results of Operations for the three months period ended June 30, 2021 and for the three months period ended June 30, 2020

For the three months period ended June 30, 2021 we generated $0 in revenues.

For the three months period ended June 30, 2021 we had $96,149 company expenses consist of $3,875 general and administration expense, and $92,281 in professional fees. The professional fees consist mainly of $60,000 was accrued but not paid to our new President and our Treasurer. Our loss from operations was $96,156.

For the three months period ended June 30, 2020 we generated $0 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter. There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

Results of Operations for the six months period ended June 30, 2021 and for the six months period ended June 30, 2020

For the six months period ended June 30, 2021 we generated $0 in revenues.

For the six months period ended June 30, 2021 we had $563,359 company expenses consist of $102,934 general and administration expense, and $460,425 in Stock based compensation. The stock-based compensation of $460,500 was paid to our former CEO, Mr. Andrii Guzii. Our loss from operations was $580,426.

For the six months period ended June 30, 2020 we generated $2,530 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter. There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

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

Liquidity and Capital Resources

As of June 30, 2021, and June 30, 2020 we had cash of $0 and $2,457 respectively.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold unregistered securities during the six months ended June 30, 2021. NV Share Services LLC paid cash, $0.01 per share of common stock, to purchase 608,000 shares for $6,008 in cash on February 24, 2021. We issued 750,000 shares of common stock to Mr. Andrii Guzii on February 24, 2021 in for compensation valued at $460,500.

On June 15, 2021 the Company issued a total of 1,000,000 shares of common stock to Mr. Eric Stevenson as compensation for services as both an officer and director valued at $9,882.

On June 15, 2021 the Company issued a total of 1,000,000 shares of common stock to Mr. David Anderson as compensation for services as both an officer and director valued at $9,882.

On June 15, 2021 the Company issued 500,000 shares of common stock to Mr. Oscar Kaalstad as compensation for services valued at $4,943.

Purchases of equity securities by the issuer and affiliated purchasers

During the six months ended June 30, 2021 there were no purchases of equity securities by us or affiliated purchasers.

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

Strong Solutions Inc.

November 15, 2021

By:	/s/ Eric Stevenson

Secretary/Treasurer

