Form 10-Q
period 2021-09-30
STRONG SOLUTIONS INC.
filed 2021-11-17
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

1894 William St., Ste 4 – 250, Carson City, NV 89701

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

Yes ☒ No ☐

As of September 30, 2021, there were 42,051,000 shares of our common stock issued and outstanding.

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

STRONG SOLUTIONS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

	-	-
Assets of discontinued operations	-	17,457
TOTAL ASSETS	$-	$17,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	111,894	-
Note payable – related party	6,956	-
Liabilities of discontinued operations	146,350	143,500
Total current liabilities	265,201	143,500

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 75,000,000 shares authorized; 42,051,000 and 38,193,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	4,205	3,819
Additional paid in capital	853,939	363,111
Accumulated deficit	(1,123,345)	(492,973)
Total stockholders’ deficit	(265,201)	(126,043)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$17,457

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses
Stock based compensation – related party	-	-	460,425	-
General and Administrative expenses	44,896	-	147,830	-
Total operating expense	44,896	-	608,255	-

Loss from operations	(44,896)	-	(608,255)	-

Interest expense	-	-	(6)	-
Loss from disposition of discontinued operations	-	-	(17,061)	-
Total other income (expenses)	-	-	(17,067)	-

Net loss from continuing operations	(44,896)	$-	$(625,322)	$-
Net loss from discontinued operations	-	(6,178)	(5,050)	(21,200)
Net loss	$(44,896)	$(6,178)	$(630,372)	$(21,200)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	40,551,000	37,093,000	40,263,810	36,293,000

STRONG SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	38,193,000	$3,819	$363,111	$(492,973)	$(126,043)

Common stock issued to related party for cash	526,200	53	5,147		5,200
Common stock issued to related party for services	81,800	8	800		808
Stock compensation paid to CEO	750,000	75	460,425		460,500
Net loss for the period	-	-	-	(489,327)	(489,327)
Balance March 31, 2021	39,551,000	$3,955	$829,483	$(982,300)	$(148,862)

Common stock issued to related party for services	2,500,000	250	24,456		24,706
Net loss for the period	-	-	-	(96,149)	(96,149)
Balance June 30, 2021	42,051,000	$4,205	$853,939	$(1,078,449)	$(220,305)

			-		-
Net loss for the period	-	-	-	(44,896)	(44,896)
Balance September 30, 2021	42,051,000	$4,205	$853,939	$(1,123,345)	$(265,201)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)

Net loss for the period	-	-	-	(8,348)	(8,348)
Balance March 31, 2020	36,293,000	$3,629	$344,301	$(466,088)	$(118,078)

Net loss for the period	-	-	-	(6,674)	(6,674)
Balance June 30, 2020	36,293,000	$3,629	$344,301	$(472,762)	$(124,752)

Common stock issued to NV Share Service	800,000	80	7,920	-	8,000
Net loss for the period	-	-	-	(6,178)	(6,178)
Balance September 30, 2020	37,093,000	$3,709	$352,221	$(478,860)	$(122,930)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss from continuing operations	$(625,322)	$-
Net loss from discontinued operations	(5,050)	(21,200)
Net loss	(630,372)	(21,200)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party for services	25,514	-
Shares issued to CEO	460,500	-
Loss on disposition of discontinued operations	17,457	-
Changes in assets and liabilities
Accounts payable and accrued expenses	107,040	-
Loan payable – related party	11,810	-
NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(8,050)	-
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	2,850	(5,450)
NET CASH USED IN OPERATING ACTIVITIES	(5,200)	(5,450)
Common stock issued to related party	5,200	-
NET CASH PROVIDED BY CONTINUED FINANCING ACTIVITIES	5,200	-
NET CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,000
EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE (DECREASE) IN CASH	-	2,550

CASH – BEGINNING OF PERIOD	-	1,770
CASH – END OF PERIOD	$-	$4,320
LESS NET CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	(4,320)
NET CASH FROM CONTINUING OPERATIONS – END OF PERIOD	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

NON-CASH INVESTING AND FINANCING ACTIVITES:

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $0 as of September 30, 2021 and net loss from operation of $605,322 for the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This determination is based upon whether we control the goods or service before it is transferred to the customer. Some indicators help in this evaluation.

1. We identify obligations in a contract. A contract includes promises to transfer temporary rights to use construction equipment in their business for profit.

2. We determine the transaction price in a month. The transaction price is the reasonable amount of which we and our customer agree.

3. We recognize revenue when our customer obtains control of that equipment and we received the payment.

4. The transaction price also can include variable considerations or consideration in a form other than cash. In our property management service with Protel Management we received changeable revenue. If the consideration is variable, we estimate the amount of consideration to which we will be entitled in exchange for the services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company recognizes revenue on the accrual basis, revenue is recognized when earned and services have been performed. We are a principal and recognize the gross amount received from the customer as revenue. Revenues are reported on the income statement when the services have been performed.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Guzii was our controlling shareholder. He represented the company and provided the services on our behalf to our clients Markus and Protel Management. Mr. Guzii sold his controlling interest to NV Share Services LLC on May 13, 2020. On March 22, 2021 a Special Shareholders Meeting was held at which Mr. Guzii was removed as an officer and director of the Company without prejudice due to the Covid 19 Pandemic, at the request in writing by NV Share Services LLC. On April 5, 2021 a special board meeting was held at which all business in the Ukraine was cancelled, effective January 1, 2021, so that the Company could devote its time to finding new business in the United States.

We rented office space from Mr. Guzii in the Ukraine for $450 a month. As of January 1, 2021, we are no longer renting office space from Mr. Guzii. We do not have an employment agreement with Mr. Guzii.

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

In the period ending Sept. 30,2021 there were no shares issued to any related party.

NOTE 6 – COMMON STOCK

The company authorized 75,000,000 Common shares $0.0001 par value.

We issued 300,000 shares of common stock to Mr. Andrii Guzii in consideration of expenses incurred on December 9, 2020.

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

As of September 30, 2021, the Company had issued and outstanding 42,051,000 shares of common stock.

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

The major classes of assets and liabilities of Strong Solutions, Inc. at September 30, 2021 are as follows:

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$-	$2,457

Total current assets	-	-
Non-current assets
Equipment, net	-	15,000
Assets of discontinued operations	$-	$17,457

LIABILITIES
Current liabilities
Related party accrued shareholder salary	$143,350	$140,500
Accounts payable loan from related party	3,000	3,000
Total current liabilities	146,350	143,500
Liabilities of discontinued operations	146,350	143,500

Net (liabilities) assets of discontinued operations	$(146,350)	$(126,043)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events that occurred during the period ending Sept 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the nine months ended September 30, 2021, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Business Overview

Mr. Andrii Guzii founded us to engage in real estate management and consulting, maintenance and rehabilitation, construction equipment rental business in the Ukraine. At the date of this report a new board was elected, Mr. Guzii was removed as a Director and Officer without prejudice and new officers appointed. The exit from the Ukraine was due to the Covid 19 Pandemic and focusing the Company’s business efforts in the United States. We have cancelled all contracts with Protel Management and Markus, as well as cancelling the office rented for Mr. Guzii.

We are now committed to developing new business in the United States.

Results of Operations for the three months period ended September 30, 2021 and for the three months period ended September 30, 2020

For the three months period ended September 30, 2021 we generated $0 in revenues.

For the three months period ended September 30, 2021 we had $44,896 company expenses consist of $1,896 general and administration expense, and $43,000 in professional fees. The professional fees consist mainly of $40,000 was accrued but not paid to our new President and our Treasurer. Our loss from operations was $44,896.

For the three months period ended September 30, 2020 we generated $0 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter. There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

Results of Operations for the nine months period ended September 30, 2021 and for the nine months period ended September 30, 2020

For the nine months period ended September 30, 2021 we generated $0 in revenues.

For the nine months period ended September 30, 2021 we had $608,255 in company expenses consisting of $8,841 general and administration expense, $138,989 of professional fees and $460,425 in Stock based compensation. The stock-based compensation of $460,500 was paid to our CEO Mr. Andrii Guzii. Our loss from operations was $608,255.

For the nine months period ended September 30, 2020 we generated $2,530 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter. There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

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

Liquidity and Capital Resources

As of September 30, 2021, and September 30, 2020 we had cash of 0 and $2,457 respectively.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold unregistered securities during the nine months ended September 30, 2021. NV Share Services LLC paid cash, $0.01 per share of common stock, to purchase 608,000 shares for $6,008 in cash on February 24, 2021. We issued 750,000 shares of common stock to Mr. Andrii Guzii on February 24, 2021 in for compensation valued at $460,500.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the nine months ended September 30, 2021 there were no purchases of equity securities by us or affiliated purchasers.

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

