Form 10-K
period 2021-12-31
STRONG SOLUTIONS INC.
filed 2022-03-31
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55819

STRONG SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	38-3942046
(State of incorporation)	(IRS Employer ID Number)

1894 William Street, Ste 4-250, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021 was $12,930 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 31, 2021, there were 42,051,000 shares of our common stock authorized for issue and outstanding.

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

Business

Business Objectives of the Company

Since the equity transfer agreement and divestor, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol SGOU. There is currently only a limited trading market in the Company’s shares nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of a registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock rarely trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management owns 90.86% of the issued and outstanding shares of common stock and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;
●	growth potential;
●	experience and skill of Management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	stage of development of the products, processes or services;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	regulatory environment of the industry; and
●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our directors will remain associated in some capacity with us following a business combination, it is unlikely that they will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

We believe our facility is sufficient for our current operation.

Employees

As of the date of report, we had no employees.

Legal Proceedings

We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Seasonality

We believe our operation and sales do not experience seasonality.

Off Balance Sheet Arrangements

We do not maintain off balance sheet arrangements.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31,2021, we had 32 non-affiliated shareholders in our records which held 1,293,000 common shares. Action Stock Transfer Corporation is our transfer agent, located at: 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121. Phone # (801) 274-1088.

Holders

The company has authorized 75,000,000 Common shares $0.0001 par value.

For the period from January 1, 2020 to December 31, 2020 there were some changes in common stock.

As of December 31, 2020, the Company had issued and outstanding 38,193,000 shares of common stock.

We issued 1,293,000 common shares for cash at a purchase price of $0.01 per share to 31 nonaffiliated shareholders.

We issued 5,000,000 common shares for cash at a purchase price of $0.002 per share to our former director, Mr.Guzii.

30,000,000 shares were issued to Mr.Guzii for repayment of accrued salary on $30,000 and $270,000 of stock compensation value at $0.01 per share. This value was determined based on the previous sale of stock to unrelated parties at $0.01 per share.

Mr. Guzii sold his 35,000,00 shares of common stock for $3,500 to NV Share Services LLC on May 18, 2020.

On May 18, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000.

On August 14, 2020, the company sold 400,000 shares of common stock to NV Share Services, LLC for $4,000

On November 3, 2020, the company sold 800,000 shares of common stock to NV Share Services, LLC for $8,000

December 8, 2020, the company issued 300,000 shares of common stock to our director Mr.Guzii as a salary compensation for the 4th quarter 2020.

As of December 31,2020, there were 38,193,000 shares of the Company’s common stock.

36,600,000 were held by NV Share Services, LLC, 300,000 were held by our director Mr.Guzii, and 1,293,000 were held by 32 non-affiliated shareholders.

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

Also, the Company issued 300,000 shares of common stock to Mr.Guzii as a salary compensation for the 4th quarter 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Business Development

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014 to engage in the business of real estate management, maintenance and rehabilitation and construction equipment rental in Ukraine. The Company provided this service for companies and individuals outside of the United States of America.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations for the year ended December 31, 2021 and for the year ended December 31, 2020

For the year ended December 31, 2021 we generated $0 in revenues.

For the year ended December 31, 2021 we had $624,921 company expenses consist of $16,508 general and administration expense, $147,989 of professional fees and $460,425 in Stock based compensation. The stock-based compensation of $460,500 was paid to our CEO Mr. Andrii Guzii. Our loss from operations was $624,921.

For the year ended December 31, 2020 we generated $2,530 in revenues from discontinued operations. Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. NV Share Services LLC purchased 35,000,000 shares of common stock in the Company from Mr. Andrii Guzii May 13, 2020 for cash. Since buying control from Mr. Guzii, NV Share Services LLC has purchased common stock in the Company for $0.01 a share every quarter. There can be no assurances that NV Share Services LLC will continue to purchase shares in the Company. Being a development stage company, we have a limited operating history but had commenced business operations in the Ukraine based upon the amount of limited revenue we have been able to generate.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company has no business operations and $0 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2021, we had $0 in cash. As of December 31, 2020, we had $2,457 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Eric Stevenson, our sole officer and director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports;
●	franchise fees, registered agent fees, legal fees and accounting fees; and
●	investigating, analyzing and consummating an acquisition or business combination.

Cash Flows:

	For the years ended
	December 31,
	2021	2020
Cash Flows from Operating Activities	$(5,200)	$(15,313)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	5,200	16,000
Effects of Currency Translations	-	-
Net increase in cash	$-	$687

On December 31, 2021 and 2020, we had $0 in current assets and $17,457 in current assets, respectively. As of December 31, 2021 and 2020 we had $284,231 and $126,043 in liabilities and stockholders’ deficit, respectively, consisting of amounts discontinued operations.

We had zero cash flow from operations during the year ended December 31, 2021 and $687 during the fiscal year ended December 31, 2020.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2021 and 2020 with an explanatory paragraph on going concern.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the twelve months ended December 31, 2021 and 2020, and are included elsewhere in this registration statement.

Going concern assumption.

As of December 31, 2021 and 2020, we had accumulated deficits of approximately $1,142,375 and $492,973, respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 3 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2021 and 2020.

Seasonality

We believe our operation and sales do not experience seasonality.

Subsequent Events

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2021 and 2020 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report. The Board is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected by and serve at the discretion of the Board. To date we have not had an annual meeting. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Eric Stevenson	76	Chairman and Director and Chief Executive Officer
Oscar Kaalstad	60	Director
David Anderson (1)	82	Director

(1)	David Anderson resigned as President and a Director on January 31st.

The following is a brief biography of each of our executive officers and directors:

Eric Stevenson,

Mr. Stevenson published news online for 19 years as founder of World City Press. He has also provided management consulting and public relations services to various companies through Price Target Media and devotes as much time as possible to the Company.

Oscar Kaalstad,

Mr. Kaalstad works fulltime at Disney Land Florida in a marketing capacity. He devotes as much time as necessary to the affairs of the Board of Directors of the Company.

David Anderson,

Mr. Anderson has been a business administrator for most of his life, working mostly in energy-related areas. Mr. Anderson devoted as much time as necessary to the affairs of the Board of Directors of the Company. He resigned as an officer and director on January 31, 2022, citing his age and other interests he is pursuing. There was no objections or conflicts at the time of his resignation.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we have only one affiliated director and one independent director, the establishment of committees of the Board of Directors would not provide any benefits to our Company and could be considered more form than substance.

Code of Ethics

We have not adopted a code of business conduct and ethics that applies to our directors, officers and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to our Board of Directors for their service as a director.

The Company will reimburse its directors for reasonable expenses in connection with attendance at board and committee meetings. Directors will also be eligible to receive stock options offered by our company from time to time. No options have been granted to any director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors nor any executive officers have not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The business and affairs of the Company are managed by our Board of Directors. In addition to the contact information in this Annual Report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the Board of Directors.

Role in Risk Oversight

Our Directors are primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board of directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were not timely made during fiscal year 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officer earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	Other	Total
		($)	($)	($)	($)				($)
Eric Stevenson	2021	0	0	0	0	0	0	0	0
Treasurer	2020	0	0	0	0	0	0	0	0

Andrii Guzii	2021	0	0	460,500	0	0	0	0	460,500
Former CEO	2020	143,500	0	0	0	0	0	0	143,500

David Anderson	2021	0	0	0	0	0	0	0	0
Former CEO	2020	0	0	0	0	0	0	0	0

Oscar Kaalstad Director	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Agreements with Named Executive Officers

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

A director of Protel Management, Sergii Povaliaiev, also is a shareholder. He holds 25,000 common shares.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation of Directors

For the fiscal years ended December 31, 2021 and 2020, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the fiscal year ending December 31, 2021 and 2020.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our current compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as to the number and percentage of shares of Common Stock beneficially owned as of February 22, 2022, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of February 22, 2022, there were 42,051,000 shares of Common Stock outstanding and percentages are based on such total of shares outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Number of Shares Owned (1)	Percent of Common Stock Outstanding
Director:
Eric Stevenson (2)	38,208,000	90.86%
Executive Officers other than Directors:
	0	0
Directors and executive officers as a group	38,208,000	90.86%

(1)	Unless otherwise indicated, all shares are beneficially owned by the respective individuals. Shares of Common Stock which are subject to stock options exercisable within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the amount and percentage of outstanding Common Stock owned by such person.

(2)	Mr. Eric Stevenson is 34% owner of NV Share Services LLC, which holds 37,208,000 shares of Common Stock. Mr. Stevenson directly owns 1,000,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

Related parties payable

During the year 2020, a total of $30,075 in company related expenses such as accounting and audit fees, and filing fees were paid by Eric Stevenson. As of December 31, 2020, $30,075 and accrued interest of $2,364 remains outstanding.

During the year 2021 a total of $105,435 in salaries were accrued for Eric Stevenson ($50,000) and David Anderson ($55,435). As of December 31, 2021, the full amount of $105,435 remains outstanding to both individuals.

Director Independence

Since quotations for our Common Stock are entered on the pink sheet open market platform, which does not have director independence requirements, we only have one independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $15,030 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021 and 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we engaged our principal auditor, Ben Borgers, P.C, and were billed approximately $nil and $nil, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our CEO preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the board of directors for the respective services that were rendered.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Strong Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strong Solutions, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 31, 2022

STRONG SOLUTIONS, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

Assets of discontinued operations	-	17,457
TOTAL ASSETS	$-	$17,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	2,371	-
Accounts payable – related party	105,435	-
Note payable – related party	30,075	-
Liabilities of discontinued operations	146,350	143,500
Total current liabilities	284,231	143,500

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 75,000,000 shares authorized; 42,051,000 and 38,193,000 shares issued and outstanding as December 31, 2021 and December 31, 2020, respectively	4,205	3,819
Additional paid in capital	853,939	363,111
Accumulated deficit	(1,142,375)	(492,973)
Total stockholders’ deficit	(284,231)	(126,043)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$17,457

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2021	2020
Operating expenses
Stock based compensation – related party	460,425	-
General and Administrative expenses	164,496	-
Total operating expense	624,921	-

Loss from operations	(624,921)	-

Interest expense	(2,370)	-
Loss from disposition of discontinued operations	(17,061)	-
Total other income (expenses)	(19,431)	-

Net loss from continuing operations	$(644,352)	$-
Net loss from discontinued operations	(5,050)	(21,200)
Net loss	$(649,402)	$(21,200)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	40,719,953	36,293,000

STRONG SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock				Total
	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	36,293,000	$3,629	$344,301	$(457,660)	$(109,730)
					-
Stock for cash from NV Shares Service LLC	1,600,000	160	15,840		16,000
Stock for repayment of accrued salary	300,000	30	2,970		3,000
Net loss	-	-	-	(35,313)	(35,313)
Balance - December 31, 2020	38,193,000	$3,819.30	$363,111	$(492,973)	$(126,043)

Stock compensation	750,000	75.00	460,425	-	460,500
Common stock issued for cash to related party	526,200	53.00	5,147	-	5,200
Common stock issued for services to related party			2,581,800	258.00	25,256
Net loss				(649,402)	(649,402)
Balance - December 31, 2021	42,051,000	$4,205.30	$853,939	$(1,142,375)	$(284,230)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss from continuing operations	$(644,352)	$-
Net loss from discontinued operations	(5,050)	-
Net loss	(649,402)	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party for services	25,514	-
Shares issued to CEO	460,500	-
Loss on disposition of discontinued operations	17,457	-
Changes in assets and liabilities
Accounts payable and accrued expenses	105,442	-
Accrued interest	2,364
Loan payable – related party	30,075	-
NET CASH (USED IN) CONTINUED OPERATING ACTIVITIES	(5,200)	-
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	2,850	153,500
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,200)	153,500

NET CASH PROVIDED BY CONTINUED INVESTING ACTIVITIES	-	-
NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES	-	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(25,000)

Common stock issued to related party	5,200	-
NET CASH PROVIDED BY CONTINUED FINANCING ACTIVITIES	5,200	-
NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	-	(126,043)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,200	(126,043)
EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE (DECREASE) IN CASH	-	2,457

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$2,457
LESS NET CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	(2,457)
NET CASH FROM CONTINUING OPERATIONS – END OF PERIOD	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

NON-CASH INVESTING AND FINANCING ACTIVITES:

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021

AND THE YEAR ENDED DECEMBER 31, 2020

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

On January 31, 2022, David Anderson resigned as President and member of the board of directors of the Company. On that same date Eric Stevenson was appointed President of the Company on an interim basis by a Quorum of the Board of directors prior to Mr. Anderson’s resignation as a director.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $0 as of December 31, 2021 and net loss from continuing operations of $644,352 for the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $0 at December 31, 2021 and December 31, 2020.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuation of equity-based transactions, valuation of derivative liabilities and valuation of deferred taxes.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

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

A director of Protel Management, Sergii Povaliaiev, also is a shareholder. He holds 25,000 common shares.

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

During the year 2020, a total of $30,075 in company related expenses such as accounting and audit fees, and filing fees were paid by Eric Stevenson. As of December 31, 2020, $30,075 and accrued interest of $2,364 remains outstanding.

During the year 2021 a total of $105,435 in salaries were accrued for Eric Stevenson ($50,000) and David Anderson ($55,435). As of December 31, 2021, the full amount of $105,435 remains outstanding to both individuals.

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

As of December 31, 2021, the Company had issued and outstanding 42,051,000 shares of common stock.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset. The cumulative deferred tax asset which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2021	2020
Book loss for the year	$(649,402)	$(21,200)

Adjustments:
Accrued expenses	199,014	-
Stock based compensation	460,425	-
Tax loss for the year	10,037	(21,200)

Estimated effective tax rate	21%	21%
Deferred tax asset	$2,107.74	$(4,452.00)

Details for the last period are as follows:

For the period ended December 31,	2021	2020
Deferred tax asset	$(2,108)	$4,452
Valuation allowance	2,108	(4,452)
Current taxes payable	-	-
Income tax expense	$-	$-

NOTE 8 – DISCONTINUED OPERATIONS

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

The major classes of assets and liabilities of Strong Solutions, Inc. at December 31, 2021 and 2020 are as follows:

	December 31,	December 31
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$-	$2,457

Total current assets	-	-
Non-current assets
Equipment, net	-	15,000
Assets of discontinued operations	$-	$17,457

LIABILITIES
Current liabilities
Related party accrued shareholder salary	$143,350	$140,500
Accounts payable loan from related party	3,000	3,000
Total current liabilities	146,350	143,500
Liabilities of discontinued operations	146,350	143,500

Net (liabilities) assets of discontinued operations	$(146,350)	$(126,043)

NOTE 9 – SUBSEQUENT EVENTS

On January 31, 2022, David Anderson resigned as President and member of the board of directors of the Company. On that same date Eric Stevenson was appointed President of the Company on an interim basis by a quorum of the Board of Directors.

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)

18

Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

Strong Solutions, Inc.

Date: March 31, 2022	By:	/s/ Eric Stevenson
Eric Stevenson
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Eric Stevenson
Eric Stevenson
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

19