Form 10-K/A
period 2021-12-31
STRONG SOLUTIONS INC.
filed 2022-04-04
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

“The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the Annual period ended December 31, 2021, of STRONG SOLUTIONS, INC. (the “Company”) filed with the Securities and Exchange Commission on March 31, 2022 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.”

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

Strong Solutions, Inc.

Date: April 4, 2022	By:	/s/ Eric Stevenson
Eric Stevenson
Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2022	By:	/s/ Eric Stevenson
Eric Stevenson
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

19