Form 10-Q
period 2022-03-31
STRONG SOLUTIONS INC.
filed 2022-05-20
CIK 1637242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒ No ☐

As of March 31, 2022 there were 42,051,000 shares of common stock issued and outstanding.

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

STRONG SOLUTIONS, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31,2021
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

	-	-
Assets of discontinued operations	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	9,751	2,371
Accounts Payable – related party	105,435	105,435
Note Payable – related party	32,824	30,075
Liabilities of discontinued operations	146,350	146,350
Total current liabilities	294,360	284,231

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 75,000,000 shares authorized; 42,051,000 and 42,051,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4,205	4,205
Additional paid in capital	853,939	853,939
Accumulated deficit	(1,152,504)	(1,142,375)
Total stockholders’ deficit	(294,360)	(284,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

STRONG SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022		2021
Operating expenses
Stock based compensation – related party		-		461,125
General and administrative		8,499		6,078
Total operating expense		8,499		467,203

Other Income (Expense)
Interest expense		(1,631)		(13)
Loss from disposition of discontinued operations		-		(17,061)
Total other income (expense)		(1,631)		(17,074)

Net loss from continuing operations		(10,129)		(484,277)
Net loss from discontinued operations		-		(5,050)
Net loss		$(10,129)		$(489,327)
Net loss per common share – basic and diluted	$		$
Continuing operations		(0.00)		(0.00)
Discontinued operations		(0.00)		(0.00)
		(0.00)		(0.00)
Weighted average common shares outstanding – basic and diluted		42,051,000		38,730,231

STRONG SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2021	42,051,000	$4,205	$853,939	$(1,142,375)	$(284,231)

Net loss for the period	-	-	-	(10,129)	(10,129)
Balance March 31, 2022	42,051,000	$4,205	$853,939	$(1,152,504)	$(294,360)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	38,193,000	$3,819	$363,111	$(492,973)	$(126,043)

Common stock issued to related party for cash	526,200	53	5,147		5,200
Common stock issued to related party for services	81,800	8	800		808
Stock compensation paid to CEO	750,000	75	460,425		460,500
Net loss for the period	-	-	-	(489,327)	(489,327)
Balance March 31, 2021	39,551,000	$3,955	$829,483	$(982,300)	$(148,862)

STRONG SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,129)	$(484,277)
Net loss from discontinued operations	-	(5,050)
Net loss	(10,129)	(489,327)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party for services		808
Shares issued to CEO		460,500
Loss on disposition of discontinued operations		17,457
Changes in assets and liabilities
Accounts payable and accrued expenses	7,381	5,362
Loan payable – related party	2,749
NET CASH USED IN CONTINUED OPERATING ACTIVITIES	-	(5,200)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	-
NET CASH USED IN OPERATION ACTIVITIES	-	(5,200)
Common stock issued to related party	-	5,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,200

EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-
LESS NET CASH FROM DISCONTINUED OPERATIONS - END OF PERIOD	-	-
NET CASH FROM CONTINUING OPERATIONS – END OF PERIOD	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

NON-CASH INVESTING AND FINANCING ACTIVITES:

STRONG SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

AND THE YEAR ENDED DECEMBER 31, 2021

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Strong Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 18, 2014.

Since the equity transfer agreement on May 13, 2020 and divestor on January 1, 2021, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

On January 31, 2022 David Anderson resigned as President and Director for the Company. In a Special Board Meeting the Company accepted Mr. Anderson’s resignation without prejudice as president and appointed Eric Stevenson to serve as President until the annual shareholders meeting. The board then accepted Mr. Anderson’s resignation as a Director. David Anderson is 82 years old.

As a development-stage enterprise, the Company had no operating revenue from January 01, 2021 through March 31, 2022.

The Company is currently devoting substantially all its present efforts to securing and establishing a new business in the United States.

NOTE 2 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a cash balance of $0 as of March 31, 2022 and net loss from operation of $10,129 for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. We determine the transaction price. The transaction price is the reasonable amount of which we and our customer agree.

3. We recognize revenue when we deliver a product to a customer and are then paid.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Andri Guzii was our controlling shareholder. Mr. Guzii sold his controlling interest to NV Share Services LLC on May 13, 2020. On March 22, 2021 a Special Shareholders Meeting was held at which Mr. Guzii was removed as an officer and director of the Company without prejudice due to the Covid 19 Pandemic, at the request in writing by NV Share Services LLC. On April 5, 2021 a special board meeting was held at which all business in the Ukraine was cancelled, effective January 1, 2021, so that the Company could devote all of its time to finding new business in the United States.

On February 24, 2021 the Company issued 750,000 of common stock to Mr. Guzii as compensation for services valued at $460,500. On that same date, the Company issued 608,000 shares of common stock to NV Share Services LLC for cash valued at $6,080.

For the three month period ending March 31, 2022, a related party paid $2,379 in company related expense on behalf of the Company. As of March 31, 2022 a total of $32,824 was owed to the related party.

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

As of March 31, 2022, the Company had issued and outstanding 42,051,000 shares of common stock.

NOTE 7 – DISCONTINUED OPERATIONS

The Company had just two contracts for property management and equipment rental in the Ukraine where the Pandemic had affected our business and as a result the Board of Directors canceled its contracts with both Protel Management and Marcus effective January 1, 2021. The office rented for the Company had also been canceled as of January 1, 2021.

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

The major classes of assets and liabilities of Strong Solutions, Inc. at March 31, 2022 are as follows:

	March 31,2022	December 31 2021

ASSETS
Current assets
Cash and cash equivalents	$-	$-

Total current assets	-	-
Non-current assets
Equipment, net	-	-
Assets of discontinued operations	$-	$-

LIABILITIES
Current liabilities
Related party accrued shareholder salary	$143,350	$143,350
Accounts payable loan from related party	3,000	3,000
Total current liabilities	146,350	146,350
Liabilities of discontinued operations	146,350	146,350

Net (liabilities) assets of discontinued operations	$(146,350)	$(146,350)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Business Overview

Strong Solutions, Inc. was incorporated in Nevada in 2014. The Company was formed to provide real estate management services to customers in the Ukraine. Since the equity transfer agreement on May 13, 2020 and divestor on January 1, 2021, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

We are now committed to developing new business in the United States.

Results of Operations for the three months period ended March 31, 2022 and for the three months period ended March 31, 2021

For the three months period ended March 31, 2022 we generated $0 in revenues.

For the three months period ended March 31, 2022 we had $10,129 in company expenses consisting of $8,499 general and administration expense.

Eric Stevenson, President, has loaned cash to the Corporation every quarter from January 1, 2021 through March 31, 2022 for its expenses. The Company agreed to pay Mr. Stevenson 1.5% interest per month for those loans. As of March 31, 2022 the balance owed Mr. Stevenson is $32,824.

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

Liquidity and Capital Resources

As of March 31, 2022, and March 31, 2021 we had cash of $0 and $0 respectively.

We have no fixed assets as of March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Laws and regulations use controls, disclosure obligations and other restrictions that affect development. Such laws and regulations tend to discourage rent and leasing activities. Transactions in which we were involved may be delayed or abandoned as a result of these restrictions.

We are implementing procedures to control costs. These procedures are necessary to assure our proper representation and include review of all advertising material and restrictions on how our clients and others can advertise using our brand.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2022 we sold no unregistered securities. We sold unregistered securities during the quarter ended March 31 ,2021. NV Share Services LLC paid cash, $0.01 per share of common stock, to purchase 608,000 shares for $6,008 in cash on February 24, 2021. We issued 750,000 shares of common stock to Mr. Andrii Guzii on February 24, 2021 for compensation valued at $460,500.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31, 2022 there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strong Solutions Inc.

May 20, 2022

By:	/s/ Eric Stevenson

President

